Form 10-Q
period 1995-06-30
FIRST NATIONAL BANKSHARES INC/LA/
filed 1995-08-11
CIK 700694

10-Q


SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995


OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to


Commission File Number 2-76198


FIRST NATIONAL BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)


    Organized in Louisiana    	                        72-0807084
(State or Other Jurisdiction 	              (IRS Employer Identification No.)
      of Incorporation or
         Organization)


600 East Main Street, Houma, Louisiana  70360
(Address of Principal Executive Office - Zip Code)


Registrant's telephone number, including area code: (504) 868-1660


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X        No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding



Common Stock ($2.50 par value)	2,017,600 shares


FIRST NATIONAL BANKSHARES, INC.

FORM 10-Q

INDEX


Part I.  Financial Information:

	Item 1.  Financial Statements

		Consolidated Statements of Condition as of
		  June 30, 1995 and December 31, 1994

		Consolidated Statements of Income - Three
		  months and six months ended June 30,
		  1995 and 1994

		Consolidated Statements of Cash Flows for
		  six months ended June 30, 1995 and 1994

		Notes to Consolidated Financial Statements


	Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations


Part II.  Other Information:

	Item 4.  Submission of Matters to a Vote
              of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K

          Signatures


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                      	(Unaudited)
                                                        06-30-95 	 12-31-94*

ASSETS

Cash and due from banks 	                               $  7,333  	$  6,951

Due from financial institutions - Interest-bearing 	       5,574     16,004

Securities held-to-maturity (market value of
  $54,864 and $53,632 at June 30, 1995 and
  December 31, 1994, respectively)                     	  55,161  	  56,809

Securities available-for-sale at market value
  (amortized cost of $17,960 and $11,217 at
  June 30, 1995 and December 31, 1994,
  respectively)                                       	   18,217 	   11,130

Loans                                                   	106,869    	93,663

 Less: Reserve for possible loan losses                    2,784 	    2,855

Net Loans                                               	104,085    	90,808

Premises and equipment 	                                   5,512     	5,732

Other real estate and foreclosed assets, net                	460       	423

Other assets 	                                             8,680  	   9,675

     TOTAL ASSETS                                      	$205,022  	$197,532

LIABILITIES

Deposits:

 Non interest-bearing deposits                         	$ 28,091  	$ 27,310

 Interest-bearing deposits 	                             158,833  	 150,898

Total deposits                                          	186,924   	178,208

Federal funds purchased & securities sold
  under repurchase agreements 	                            1,167    	 3,634

Accrued interest, taxes and other liabilities               	928       	951

Notes payable                                                 	0        	89

Dividends payable 	                                          101   	    202

     TOTAL LIABILITIES                                  	189,120   	183,084

SHAREHOLDERS' EQUITY

Common stock 	                                             5,044     	5,044

 Par value ................................$2.50

 Number of shares authorized .........10,000,000

 Number of shares outstanding ........ 2,017,600

Additional paid in capital                               	16,454    	16,454

Accumulated deficit                                       (3,901)   	(4,958)

Net unrealized losses on securities
  available-for-sale                                      (1,695)  	 (2,003)

ESOP - deferred compensation 	                                 0  	     (89)

     TOTAL SHAREHOLDERS' EQUITY                        	  15,902  	  14,448

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                            	$205,022  	$197,532

*The statement of condition at December 31, 1994 has been taken from the audited statement of condition at that date. The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)

                                         Three months ended 	Six months ended
                                        	06-30-95 	06-30-94 	06-30-95 	06-30-94

INTEREST INCOME

  Interest and fees on loans             	$2,471  	 $1,901  	 $4,713  	 $3,781

  Interest on securities:

    U.S. government securities 	           1,153    	1,016    	2,258    	1,938

    Mortgage-backed securities               	92      	220      	189      	403

    State and municipal securities 	          15       	14       	29       	28

    Other securities 	                        52       	38      	101       	84

  Interest on funds sold                      	1       	28       	49       	96

  Interest on deposits due from
    financial institutions                    64  	      0  	    211  	      0

       Total interest income              	3,848     3,217    	7,550    	6,330

INTEREST EXPENSE

  Interest on deposits                    	1,476    	1,100    	2,814    	2,190

  Interest on funds purchased 	               11   	    35  	     31  	     50

       Total interest expense            	 1,487   	 1,135   	 2,845   	 2,240

          Net interest income 	            2,361   	 2,082   	 4,705   	 4,090

Provision for possible loan losses 	           0  	   (500) 	      0      (500)

  Net interest income after
    provision for possible loan losses 	   2,361   	 2,582   	 4,705   	 4,590

 NON-INTEREST INCOME

  Service charges on deposit accounts 	      247     	 244     	 494       493

  Other commissions and fees 	                76       	84      	151      	161

  Other operating income 	                    14       	34       	84       	83

  Securities gains (losses)                  	(2) 	   (104)      	(3)    	(101)

  Trust services income 	                    107   	    79    	   188  	   158

       Total non-interest income 	           442      	337       	914     	794

 NON-INTEREST EXPENSE

  Salaries                                  	744      	701     	1,460   	1,401

  Employee benefits                         	180      	208       	381     	417

  Net occupancy expense                     	153      	173       	315     	328

  Equipment expense 	                        164      	157       	325     	297

  Expense associated with OREO
    and problem loans 	                       57      	 70       	 83    	 169

  Other operating expense 	                  744   	   564    	 1,423  	 1,197

       Total non-interest expense 	        2,042   	 1,873    	 3,987    3,809

 Income before income taxes                	 761   	 1,046   	  1,632  	 1,575

Income taxes 	                               182   	  (125) 	     474  	  (146)

Net income 	                              $  579   	$1,171    	$1,158  	$1,721

Per share data (based on the weighted
  average shares outstanding,
  2,017,600, during the periods:)

     Net income 	                           $.29     	$.58      	$.57    	$.85

     Cash dividends declared 	              $.05     	$.00      	$.05  	  $.00

The accompanying notes are an integral part of these statements.




FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


	Six months ended June 30,

(In Thousands) 	                                            1995       	1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income 	                                             $  1,158  	$  1,721

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, amortization and accretion 	                    181       	304

  Provision for loan losses 	                                     0      	(500)

  Provision for losses on other real estate                     	 1       	(33)

  Deferred income taxes 	                                       464      	(164)

  Realized (gains) losses on securities                          	3       	101

  (Gains) losses on sale of property                            (44)       	74

  Increase in accrued interest receivable                      (398)     	(240)

  Increase in accrued interest payable                          	89       	105

  Decrease in other assets                                     	776        	23

  Decrease in other liabilities                                (112)     	(119)

NET CASH PROVIDED BY OPERATING ACTIVITIES 	                   2,118     	1,272

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of securities
    available-for-sale                                            0   	 28,803

  Proceeds from maturities and calls of securities -

    Held-to-maturity 	                                        1,805   	 23,472

    Available-for-sale                                       	8,256    	11,780

  Purchase of securities -

    Held-to-maturity                                             	0   	(12,738)

    Available-for-sale                                     	(14,956)  	(44,972)

  Loans purchased                                                	0    	(2,113)

  Net (increase) decrease in loans                         	(13,432)      	786

  Net (increase) decrease in short-term investments 	        10,430    	(1,400)

  Proceeds from sale of premises, equipment &
    foreclosed property 	                                       188      	 396

  Purchases of premises and equipment                          	(74)     	(269)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES            	(7,783)    	3,745

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in non-interest bearing deposits                	776     	9,519

  Net decrease in interest bearing deposits other than
    certificates of deposits 	                               (3,099) 	 (13,935)

  Increase (decrease) in certificates of deposits           	11,039    	(2,026)

  Increase (decrease) in short-term borrowings               (2,467)      	520

  Dividends paid                                              	(202)        	0

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES             	6,047    	(5,922)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          	 382       (905)

Cash and cash equivalents at beginning of period             	6,951     	7,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD                	$  7,33  	 $  6,357

CASH INTEREST EXPENSE PAID 	                               $  2,757  	$  2,135

The accompanying notes are an integral part of these statements.



FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
JUNE 30, 1995
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1: First National Bankshares, Inc. (the Company) is a bank holding company whose principal subsidiary is the First National
Bank of Houma (First National).

NOTE 2:  The Company adopted Statement of Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. SFAS No. 114 requires the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively evaluated for impairment include all single family mortgage loans, loans to individuals for household, family and other consumer expenditures and commercial, industrial, and real estate loans under a certain dollar amount, excluding loans which have entered the workout process. The adoption of SFAS No. 114 did not result in additional provisions for losses due to the Company's continuing policy of measuring loan impairment based on methods prescribed in SFAS No. 114.

The Company considers a loan to be impaired when, based upon current information and events, doubt exists that the Company will be able to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans within the scope of SFAS No. 114 include certain troubled debt restructurings, and performing and nonperforming major loans in which full payment of principal or interest is doubtful.

The Company also adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", effective January 1, 1995. This Statement allows a creditor to use existing methods for recognizing interest income on impaired loans and thus the adoption of SFAS No. 114 did not result in any change in the amount of interest income reported.

The Company's impaired loans and the related allowance amounted to approximately $1,571,000 and $606,000 at June 30, 1995, respectively. There was no significant change in these amounts during the six months ended June 30, 1995. Interest income recognized on these loans amounted to approximately $7,800 for the six months ended June 30, 1995.

NOTE 3: The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the 1994 Annual Report on Form 10-K of First National Bankshares, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

The foregoing six months interim results of 1995 are not necessarily indicative of the results of operations of the full year 1995.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
CONSOLIDATED STATEMENTS OF INCOME AND
CHANGES IN FINANCIAL POSITION


Changes in the Company's Consolidated Financial Position

During the first half of 1995, loans increased $13,206,000, a
14.10 percent increase from year end 1994. That increase is the result of a significant increase in the demand for loans being generated by a more stable economy in our market place, an officer call program and the success of the Bank's indirect lending program.

Proceeds from securities available-for-sale sold during the fourth quarter of 1994 were used to purchase U.S. Treasury obligations in the first half of 1995. This resulted in an increase of $7,087,000 or a 63.7 percent increase in securities available-for-sale.

On January 1, 1994, the Company adopted Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement required securities to be classified into one of three reporting categories (held-to-maturity, available-for-sale, or trading). Securities classified as held-to-maturity are carried at amortized cost. Those classified as available-for-sale are carried at market value with the unrealized gain or loss (net of income tax effect) reflected as a component of shareholders' equity. Those classified as trading are carried at market value with the unrealized gain or loss reflected in the statement of income.

In September and November 1994, the Company reclassified securities with an aggregate amortized cost of $49,324,000 (the "Reclassified Securities") from the available-for-sale portfolio to the held-to-maturity portfolio. The $3,005,000 difference between the estimated market value and the aggregate amortized cost of the Reclassified Securities as of the date of reclassification (the "Unrealized Interim Loss") is being credited back to shareholders' equity over the remaining lives of the securities, which is currently estimated to be 16 years. As of June 30, 1995, the after-tax effect of the remaining Unrealized Interim Loss with respect to the Reclassified Securities was $1,864,000, which contributed to the total $1,695,000 net unrealized loss adjustment to shareholders' equity as of that date. As of December 31, 1994, the after-tax effect of the remaining Unrealized Interim Loss with respect to the Reclassified Securities was $1,945,000.

FAS 115 also mandates that investment securities classified as held-to-maturity be carried at amortized cost. Securities classified as held-to-maturity at June 30, 1995 had gross unrealized gains of $417,000 and gross unrealized losses of $3,534,000 ($2,824,000 of which is the unaccredited amount of the Unrealized Interim Loss with respect to the Reclassified Securities as of that date). As of December 31, 1994, gross unrealized gains and gross unrealized losses in the held-to-maturity account were $56,000 and $6,181,000, respectively.

At June 30, 1995 and December 31, 1994, other assets included $5,563,000 and $6,186,000, respectively, in deferred tax assets.
 The reduction in deferred tax assets is attributable to the use by the Company of net operating loss carryforwards during the period. To the extent the Company continues to utilize net operating loss carryforwards in future periods, there will be further reductions in deferred tax assets.

Non interest bearing deposits reflects an increase of $781,000, or 2.9 percent, from year end 1994. Interest bearing deposits showed a $7,935,000 increase, a 5.3 percent increase, during the first half of 1995. That increase was the product of the Bank's decision to be more aggressive and competitive with interest rates offered for local interest-bearing deposits plus the accumulation of some temporary funds on deposit at June 30, 1995.

Results of the Company's Operations

Income before income taxes for the six month period in 1995 increased $57,000, or 3.6 percent, to $1,632,000 compared to $1,575,000 for the first six months of 1994. Net income for the same period was $1,158,000, a decrease of $563,000, or 32.7 percent, from the first six months of 1994. The decrease is directly attributable to the Company recording a $474,000 income tax expense in 1995 as compared to recording a $146,000 credit to income tax expense in the same period in 1994, and to the Company's not recording a credit provision for loan losses in 1995, compared to recording a $500,000 credit provision in the same period in 1994. In 1993, when the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109, it established a valuation allowance against its deferred tax assets. This valuation allowance was established due to the uncertainty of utilizing prior years' net operating loss carryforwards. During 1994, the Company reduced its valuation allowance based upon the likelihood it would utilize prior years' net operating loss carryforwards by $4,554,000 and decreased its income tax expense by the same amount. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the first half of 1995, the Company began utilizing its net operating loss carryforwards and reduced deferred tax assets by $468,000. The total provision for income tax expense at June 30, 1995 was $474,000, with $6,000 representing the Company's estimated alternative minimum tax for the period.

For the six month period ending June 30, 1995, compared to the same period in 1994, interest income increased $1,220,000 or
19.3 percent, the result of higher rates earned and increased volumes of loans. Interest expense increased $605,000 or 27.0 percent, during the same period. The principal reasons for the increase was the increased balances in interest bearing deposits and higher rates paid. The net effect was an increase in net interest income of $615,000, an improvement of 15.0 percent, for the six month period ending June 30, 1995 compared to the same period in 1994.

Non-interest income increased $120,000, a 15.1 percent increase, when comparing the first six months of 1995 to 1994. The increase is directly related to a $30,000 increase in fees for trust services recorded in 1995 and $101,000 in losses recorded from securities transactions in 1994. Non-interest expense increased $178,000 or 4.7 percent during the same period. The increase reflects the net effect of increases in salaries and wages, directors fees and professional fees and decreases in expenses associated with OREO and other problem loans.

Nonperforming assets decreased $147,000 or 3.0 percent at June 30, 1995 as compared to December 31, 1994. On June 30,
1995, loans 90 days or more past due, but still accruing interest, included a loan for $1,896,000 that is guaranteed by the Farmers Home Administration. That loan on December 31, 1994 was included in renegotiated loans still accruing. Shown below is a schedule of the Company's nonperforming assets (in thousands):

                                            06-30-95   	12-31-94
Loans:

  90 days or more past due, but still
     accruing interest                       $2,052    	 $   64
  Renegotiated loans still accruing            	526      	2,444
  Nonaccruing                                	1,783      	2,037
Total nonperforming loans 	                   4,361      	4,545
Other real estate and foreclosed
  property (net of reserves)                    460       	 423
Total nonperforming assets 	                 $4,821     	$4,968


A credit provision for possible loan losses of $500,000 was recorded in the second quarter of 1994. The credit provision in 1994 was the result of management's analysis that the then current allowance for possible loan losses was more than adequate to cover any potential losses. No credit provision has been recorded in the first six months of 1995 and, at this time, management does not anticipate a credit provision for possible loan losses in 1995.

When comparing second quarter results of 1995 to 1994, income before income taxes and net income decreased $285,000 and $592,000, respectively. The decrease in income before income taxes is the result of the $500,000 credit provision for possible loan losses recorded in the second quarter of 1994 as compared to no credit provision recorded in the same period in 1995 offset by $104,000 in nonrecurring losses on securities transactions recorded in the second quarter of 1994. The reduction in net income is attributable to the above combined with the Company recording a $182,000 income tax expense in the second quarter of 1995 as compared to a $125,000 credit to income tax expense in the same period in 1994. Net interest income before provisions for loan losses reflected an increase of $279,000 or 13.4 percent. This increase is directly attributable to the increase in the volume of loans. Non interest income increased $105,000, a 31.2 percent increase.
The increase is a result of increased fees earned for trust services in 1995 and non recurring losses recorded in the second quarter of 1994 from securities transactions. Non interest expense increased $169,000 or 9.0 percent. The increase was the net effect of increases recorded for expenses for property taxes, directors fees, advertising, and legal and professional fees offset somewhat by reduced expenses associated with OREO and problem loans.

At June 30, 1995, the Company held $43,603,000 or 59.4 percent of its securities portfolio in the form of derivative financial instruments, a decrease of $1,063,000 from December 31, 1994. The Company's derivative financial instruments are broadly defined as financial instruments which derive their value from various indices. Approximately 73 percent of the Company's derivative financial instruments are subject to interest rate caps ranging from 9.5 percent to 24.0 percent, which could adversely impact the yield and interest income that could be realized should various indices rise above these interest rate caps. Net interest income may be adversely impacted in 1995 and subsequent years as a result of the expiration in the third quarter of 1995 of "teaser rates" on approximately $5,897,000 of derivative financial instruments. The rates in effect, after the expiration of "teaser rates," are floating rates which could increase or decrease in response to changes in interest rates. Based upon interest rate indices in effect on June 30, 1995, the expiration of "teaser rates" in 1995 would cause the interest rate to decrease from 7.00 percent to 3.11 percent on $1,781,000 of securities maturing in July 2000, from 8.00 percent to 3.11 percent on $2,541,000 of securities maturing in August 2003 and from 11.00 percent to
2.71 percent on $1,576,000 of securities maturing in September 2008. Assuming interest rate indices remain as they were on June 30, 1995, the effect of the expiration of these "teaser rates" in 1995 would be the reduction in net interest income for the second half of 1995 of approximately
$135,000.

Liquidity

The Company has attempted to position itself to meet the demands of the changing economic conditions with a high ratio of net liquid assets to net liabilities. At year-end 1994, this ratio stood at 36.5 percent and on June 30, 1995, 35.7 percent. In an attempt to position itself to meet the demands of the changing economic conditions, the Company has identified approximately $18,217,000 in securities available-for-sale which are carried in the statement of condition at market value. A schedule of the Company's interest sensitivity/GAP analysis follows:

INTEREST SENSITIVITY/GAP ANALYSIS

(in thousands)

June 30, 1995                       INTEREST RATE SENSITIVITY PERIOD

                         	  0-3 Mos.  4-12 Mos. 1-5 Yrs. Over 5 Yrs. 	TOTAL
ASSETS:

  Loans 	                   $31,544  	$12,368  	$41,303  	$ 19,871  	$105,086
  Investments               	43,712   	11,332   	18,805      	(471)   	73,378
  Other 	                     5,574        	0        	0         	0     	5,574
Total assets                $80,830  	$23,700  	$60,108  	$ 19,400  	$184,038

FUNDING SOURCES:

  Interest-bearing
    deposits 	              $66,944   $30,045 	 $23,072 	 $ 38,772  	$158,833
  Short-term funds           	1,167        	0        	0         	0     	1,167
Total funding sources  	    $68,111  	$30,045  	$23,072  	$ 38,772  	$160,000

REPRICING/MATURITY GAP:

  Period                   	$12,719  	$(6,345) 	$37,036  	$(19,372)
  Cumulative               	$12,719  	$ 6,374  	$43,410  	$ 24,038
  Period gap/
    total assets 	              6.9%   	 (3.4%)  	 20.1% 	   (10.5%)
  Cumulative gap/
    total assets 	              6.9%    	 3.5%   	 23.6%    	 13.1%

Amounts stated include only fixed and variable rate instruments in the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to change in rate. The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature. Because changes in rates paid on interest-bearing demand deposits have lagged behind changes in rates on other instruments, only 50 percent of the balance of interest-bearing demand deposits is included in the first period and 50 percent is included in the last period.

Capital Adequacy

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1994, the Company and First National are subject to the regulatory risk-based capital guidelines.
The applicable risk-based capital ratios are as follows:


First National Bankshares, Inc.	 06-30-95 	 12-31-94 	Regulatory Minimums

Tier 1 Capital/Risk Weighted
   Assets Ratio 	                 13.64%   	 13.38%          4.00%
Total Capital/Risk Weighted
   Assets Ratio                 	 14.89%   	 14.63%        	 8.00%
Leverage Ratio 	                   7.91%    	 7.28%        	 3.00%


First National Bank of Houma 	   06-30-95 	 12-31-94 	Regulatory Minimums

Tier 1 Capital/Risk Weighted
   Assets Ratio 	                 13.45%   	 13.41%        	 4.00%
Total Capital/Risk Weighted
   Assets Ratio 	                 14.70%   	 14.66%        	 8.00%
Leverage Ratio                   	 7.80%   	  7.30%        	 3.00%


In January of 1995, the Company paid a cash dividend, which it had declared in December of 1994, of $.10 per common share. This was the first dividend the Company paid since 1987. On June 29, 1995, the Company declared a cash dividend of $.05 per common share to shareholders of record July 14, 1995 payable July 26, 1995. The Company was required to obtain permission from the Federal Reserve Bank prior to the payment of these dividends.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 4, 1995, five directors were elected to hold office until the next Annual Meeting and until their successors shall have been duly elected and qualified. The name of each nominee elected as a director and the number of votes cast for or withheld from voting for such nominee is set forth below:

	    Nominee               Votes For    Votes Withheld

	James J. Buquet, Jr.	     1,277,461	       3,510

	Jerome H. Mire	           1,277,357	       3,614

	Kamal Abdelnour	          1,277,765	       3,206

	Hilton J. Michel, Jr.	    1,277,501       	3,470

	Calvin J. Ortego	         1,277,909	       3,062

Certain proxies marked by hand to "abstain" from voting were treated as withholding authority to vote for any nominee. There were no broker non-votes for directors.

Also at the Annual Meeting, shareholders adopted an amendment to Article VIII of the Articles of Incorporation to expand the rights to indemnification and advancement of expenses afforded therein. The votes cast related to this amendment were as follows:

	                        	Number of Votes

	For                        	1,231,468

	Against	                       29,715

	Abstain	                       19,788

 Broker non-votes                    0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	None


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST NATIONAL BANKSHARES, INC.
    (Registrant Company)




DATE:  August 11, 1995 	     BY      /s/ Jerome H. Mire
                                  	      JEROME H. MIRE
                        	          CHIEF EXECUTIVE OFFICER AND
                                 	         PRESIDENT



DATE:  August 11, 1995	      BY     /s/ Russell Blanchard
                                    	   RUSSELL BLANCHARD
                               	   CHIEF FINANCIAL OFFICER AND
                                     	     COMPTROLLER