Form 10-Q
period 1995-09-30
FIRST NATIONAL BANKSHARES INC/LA/
filed 1995-11-14
CIK 700694

"THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT

TO RULE 901(d) OF REGULATION S-T"

10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995

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


FIRST NATIONAL BANKSHARES, INC.

FORM 10-Q

INDEX

Part I.  Financial Information:

	Item 1.  Financial Statements

		Consolidated Statements of Condition as of
		  September 30, 1995 and December 31, 1994

		Consolidated Statements of Income - Three
		  months and nine months ended September 30, 1995 and 1994

		Consolidated Statements of Cash Flows for
		  nine months ended September 30, 1995 and 1994

		Notes to Consolidated Financial Statements

	Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations

Part II.  Other Information:

	Item 4.  Submission of Matters to a Vote
          of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K

          Signatures


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

(Unaudited)                                              09-30-95 	 12-31-94*

ASSETS

Cash and due from banks 	                                $  8,750  	$  6,951

Due from financial institutions - Interest-bearing 	        3,483     16,004

Securities held-to-maturity (market value of
  $53,976 and $53,632 at September 30, 1995 and
  December 31, 1994, respectively) 	                       54,146  	  56,809

Securities available-for-sale at market value
  (amortized cost of $19,882 and $11,217 at
  September 30, 1995 and December 31, 1994,
  respectively) 	                                          20,095 	   11,130

Loans 	                                                   108,259    	93,663

 Less: Reserve for possible loan losses 	                   2,697 	    2,855

Net Loans 	                                               105,562    	90,808

Premises and equipment 	                                    5,411     	5,732

Other real estate and foreclosed assets, net               	1,037       	423

Other assets                                            	  10,169  	   9,675

     TOTAL ASSETS 	                                      $208,653  	$197,532

LIABILITIES

Deposits:

 Non interest-bearing deposits 	                         $ 28,960  	$ 27,310

 Interest-bearing deposits 	                              159,752  	 150,898

Total deposits 	                                          188,712   	178,208

Federal funds purchased & securities sold
  under repurchase agreements 	                             1,901    	 3,634

Accrued interest, taxes and other liabilities              	1,345       	951

Notes payable                                                  	0        	89

Dividends payable 	                                           101   	    202

     TOTAL LIABILITIES 	                                  192,059   	183,084

SHAREHOLDERS' EQUITY

Common stock 	                                              5,044     	5,044

 Par value ................................$2.50

 Number of shares authorized .........10,000,000

 Number of shares outstanding ........ 2,017,600

Additional paid in capital 	                               16,454    	16,454

Accumulated deficit 	                                      (3,237)   	(4,958)

Net unrealized losses on securities
  available-for-sale                                       (1,667)  	 (2,003)

ESOP - deferred compensation 	                                  0  	     (89)

     TOTAL SHAREHOLDERS' EQUITY                         	  16,594  	  14,448

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $208,653 	 $197,532

*The statement of condition at December 31, 1994 has been taken from the audited statement of condition at that date. The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)

                                      	Three months ended 		Nine months ended
                                      	09-30-95 	09-30-94  	09-30-95 	09-30-94

INTEREST INCOME

  Interest and fees on loans 	          $2,615  	 $2,060  	  $7,328  	 $5,841

  Interest on securities:

    U.S. government securities 	         1,097    	1,021     	3,355    	2,959

    Mortgage-backed securities             	86      	217       	275      	620

    State and municipal securities         	15       	14        	44       	42

    Other securities                       	52       	37       	153      	121

  Interest on funds sold                    	0      	  0        	49      	  0

  Interest on deposits due from
   financial institutions                   94  	      0  	     305  	      0

       Total interest income             3,959    	3,398    	11,509    	9,728

 INTEREST EXPENSE

  Interest on deposits                  	1,581    	1,191     	4,395    	3,381

  Interest on funds purchased 	             20   	    22    	    51   	    72

       Total interest expense          	 1,601   	 1,213    	 4,446   	 3,453

          Net interest income          	 2,358   	 2,185    	 7,063   	 6,275

Provision for possible loan losses           0  	      0  	       0      (500)

  Net interest income after
   provision for possible loan losses 	  2,358  	  2,185    	 7,063   	 6,775

 NON-INTEREST INCOME

  Service charges on deposit accounts    	 255  	    246      	 749       739

  Other commissions and fees               	95       	73       	246      	234

  Other operating income                   	15       	23        	99      	106

  Securities gains (losses)                	 0     	   2        	(3)     	(99)

  Trust services income                	    98   	    77    	   286   	   235

       Total non-interest income          	463      	421     	1,377    	1,215

 NON-INTEREST EXPENSE

  Salaries 	                               886      	714     	2,346    	2,115

  Employee benefits 	                      141      	196       	522      	613

  Net occupancy expense 	                  177      	171       	492      	499

  Equipment expense 	                      155      	151       	480      	448

  Expense associated with OREO
   and problem loans                      	 (7) 	    105       	 76     	 274

  Other operating expense              	   566   	   609    	 1,989   	 1,806

       Total non-interest expense      	 1,918   	 1,946    	 5,905     5,755

 Income before income taxes 	              903   	   660    	 2,535   	 2,235

Income taxes 	                             138   	(3,763) 	     612 	  (3,909)

Net income 	                            $  765   	$4,423    	$1,923   	$6,144

Per share data (based on the weighted
 average shares outstanding,
 2,017,600, during the periods:)

     Net income 	                         $.38    	$2.19      	$.95    	$3.05

     Cash dividends declared 	            $.05    	$ .00      	$.10    	$ .00


The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              	Nine months ended September 30,
(In Thousands)                                          1995      	1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income 	                                        $  1,923  	$  6,144

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, amortization and accretion                	277       	464

  Provision for loan losses                             	    0      	(500)

  Provision for losses on other real estate 	                1       	(30)

  Deferred income taxes 	                                  582    	(3,950)

  Realized (gains) losses on securities                    	 3       	 99

  (Gains) losses on sale of property 	                    (128)      	101

  (Increase) Decrease in accrued interest receivable      	200       (334)

  Increase in accrued interest payable 	                   121       	 36

  Increase in other assets                           	  (1,448)    	 (247)

  Increase (Decrease) in other liabilities 	               272       	(39)

NET CASH PROVIDED BY OPERATING ACTIVITIES 	              1,803     	1,744

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of securities
   available-for-sale                                     	  0   	 32,860

  Proceeds from maturities and calls of securities -

    Held-to-maturity 	                                   2,937   	 23,763

    Available-for-sale 	                                 8,426 	   12,749

  Purchase of securities -

    Held-to-maturity 	                                       0   	(12,738)

    Available-for-sale                                 (17,029)  	(50,869)

  Loans purchased                                          	 0    	(7,357)

  Loans sold                                           	(1,069)        	0

  Net increase in loans                             	  (14,512)     	(975)

  Net decrease in short-term investments                12,521    	 3,100

  Proceeds from sale of premises, equipment &
   foreclosed property 	                                   376      	 464

  Purchases of premises and equipment 	                   (122)     	(351)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES 	      (8,472)       646

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in non-interest bearing deposits 	        1,665     	4,084

  Net decrease in interest bearing deposits
   other than certificates of deposits 	                (2,629) 	 (14,133)

  Increase in certificates of deposits 	                11,468      7,140

  Increase (decrease) in short-term borrowings 	        (1,733)    	1,253

  Dividends paid 	                                        (303)        	0

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES    	    8,468    	(1,656)

NET INCREASE IN CASH AND CASH EQUIVALENTS 	              1,799      	 734

Cash and cash equivalents at beginning of period 	       6,951     	7,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	          $  8,750 	 $  7,996

CASH INTEREST EXPENSE PAID                           	$  4,325 	 $  3,417

The accompanying notes are an integral part of these statements.



FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1995

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

The Company's impaired loans and the related allowance amounted to approximately $3,293,000 and $637,000 at September 30, 1995, respectively. There was no significant change in these amounts during the nine months ended September 30, 1995. Interest income recognized on these loans amounted to approximately $77,000 for the nine months ended September 30, 1995.

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

The foregoing nine months interim results of 1995 are not necessarily indicative of the results of operations of the full year 1995.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
CONSOLIDATED STATEMENTS OF INCOME AND
CHANGES IN FINANCIAL POSITION


Changes in the Company's Consolidated Financial Position

During the first nine months of 1995, loans increased $14,596,000, a 15.6 percent increase from year end 1994. That increase is the result of an increase in the demand for loans being generated by a more stable economy in our market place, an officer call program and the Bank's indirect lending program.

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

In September and November 1994, the Company reclassified securities with an aggregate amortized cost of $49,324,000 (the "Reclassified Securities") from the available-for-sale portfolio to the held-to-maturity portfolio. The $3,005,000 difference between the estimated market value and the aggregate amortized cost of the Reclassified Securities as of the date of reclassification (the "Unrealized Interim Loss") is being credited back to shareholders' equity over the remaining lives of the securities, which is currently estimated to be 16 years. As of September 30, 1995, the after-tax effect of the remaining Unrealized Interim Loss with respect to the Reclassified Securities was $1,808,000, which contributed to the total $1,667,000 net unrealized loss adjustment to shareholders' equity as of that date. As of December 31, 1994, the after-tax effect of the remaining Unrealized Interim Loss with respect to the Reclassified Securities was $1,945,000.

FAS 115 also mandates that investment securities classified as held-to-maturity be carried at amortized cost. Securities classified as held-to-maturity at September 30, 1995 had gross unrealized gains of $367,000 and gross unrealized losses of $3,265,000 ($2,740,000 of which is the unaccreted amount of the Unrealized Interim Loss with respect to the Reclassified Securities as of that date). As of December 31, 1994, gross unrealized gains and gross unrealized losses in the held-to-maturity account were $56,000 and $6,181,000, respectively.

At September 30, 1995 and December 31, 1994, other assets included $5,431,000 and $6,186,000, respectively, in deferred tax assets. The reduction in deferred tax assets is attributable to the use by the Company of net operating loss carryforwards during the period. To the extent the Company continues to utilize net operating loss carryforwards in future periods, there will be further reductions in deferred tax assets.

Non interest bearing deposits reflects an increase of $1,650,000, or 6.4 percent, from year end 1994. Interest bearing deposits showed a $8,854,000 increase, a 5.9 percent increase, during the first nine months of 1995. That increase was the product of the Bank's decision to be more aggressive and competitive with interest rates offered for local interest-bearing deposits.

Other real estate and foreclosed assets increased $614,000 or
145.2 percent from December 31, 1994. A major portion of that increase, $537,000, was the result of the acquisition of collateral securing a loan which carried the guarantee of the Farmers Home Administration (FHA). That guarantee continues to be effective until the liquidation of the assets acquired.

Results of the Company's Operations

Income before income taxes for the nine month period in 1995 increased $300,000, or 13.4 percent, to $2,535,000 compared to $2,235,000 for the first nine months of 1994. Net income for the same period was $1,923,000, a decrease of $4,221,000, or
68.7 percent, from the first nine months of 1994. The decrease is directly attributable to the Company recording a $612,000 income tax expense in 1995 as compared to recording a $3,909,000 credit to income tax expense in the same period in 1994, and to the Company's not recording a credit provision for loan losses in 1995, compared to recording a $500,000 credit provision in the same period in 1994. In 1993, when the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109, it established a valuation allowance against its deferred tax assets. This valuation allowance was established due to the uncertainty of utilizing prior years' net operating loss carryforwards. During 1994, the Company reduced its valuation allowance by $4,554,000 based upon the likelihood it would utilize prior years' net operating loss carryforwards and decreased its income tax expense by the same amount. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the first nine months of 1995, the Company began utilizing its net operating loss carryforwards and reduced deferred tax assets by $582,000. The total provision for income tax expense at September 30, 1995 was $612,000.

For the nine month period ending September 30, 1995, compared to the same period in 1994, interest income increased $1,781,000 or 18.3 percent, the result of higher rates earned and increased volumes of loans. Interest expense increased $993,000 or 28.8 percent, during the same period. The principal reasons for the increase was the increased balances in interest bearing deposits and higher rates paid. The net effect was an increase in net interest income of $788,000, an improvement of 12.6 percent, for the nine month period ending September 30, 1995 compared to the same period in 1994.

Non-interest income increased $162,000, a 13.3 percent increase, when comparing the first nine months of 1995 to 1994. The increase is directly related to a $51,000 increase in fees for trust services recorded in 1995 and $99,000 in losses recorded from securities transactions in 1994. Non-interest expense increased $150,000 or 2.6 percent during the same period. The increase reflects the net effect of increases in salaries and wages, directors fees and professional fees and decreases in expenses associated with OREO and other problem loans.

Nonperforming assets decreased $376,000 or 7.6 percent at September 30, 1995 as compared to December 31, 1994. On September 30, 1995, loans 90 days or more past due, but still accruing interest, included loans for $785,000 that are guaranteed by the Farmers Home Administration. These loans on December 31, 1994 were included in renegotiated loans still accruing. Shown below is a schedule of the Company's nonperforming assets (in thousands):



                                               09-30-95   	12-31-94

Loans:

  90 days or more past due, but still
    accruing interest 	                          $  837    	 $   64

  Renegotiated loans still accruing              	1,251      	2,444

  Nonaccruing                                    	1,467      	2,037

Total nonperforming loans                        	3,555      	4,545

Other real estate and foreclosed
  property (net of reserves)                      1,037       	 423

Total nonperforming assets 	                     $4,592     	$4,968


A credit provision for possible loan losses of $500,000 was recorded in the second quarter of 1994. The credit provision in 1994 was the result of management's analysis that the then current allowance for possible loan losses was more than adequate to cover any potential losses. No credit provision has been recorded in the first nine months of 1995 and, at this time, management does not anticipate a credit provision for possible loan losses in 1995.

When comparing third quarter results of 1995 to 1994, income before income taxes increased $243,000. Contributing to this increase was a $112,000 decrease in expenses associated with other real estate owned and problem loans and a $173,000 improvement in net interest income. Net income for the third quarter 1995 was $3,658,000 less than the net income for the third quarter 1994. The reduction in net income is attributable to the Company recording a $138,000 income tax expense in the third quarter of 1995 as compared to a $3,763,000 credit to income tax expense in the same period in 1994 offset somewhat by the improvements in expenses identified above. Net interest income before provisions for loan losses reflected an increase of $173,000 or 7.9 percent. This increase is directly attributable to the increase in the volume of loans. Non interest income increased $42,000, a 10.0 percent increase. The increase is a result of increased fees earned for trust services in 1995. Non interest expense decreased $28,000 or 1.5 percent.
 The decrease was the net effect of increases recorded for expenses for salaries and employee benefits offset by reduced expenses associated with OREO and problem loans.

At September 30, 1995, the Company held $44,622,000 or 60% percent of its securities portfolio in the form of derivative financial instruments, a decrease of $44,000 from December 31, 1994. The Company's derivative financial instruments are broadly defined as financial instruments which derive their value from various indices. Approximately 51 percent of the Company's derivative financial instruments are subject to interest rate caps ranging from 9.5 percent to 24.0 percent, which could adversely impact the yield and interest income that could be realized should various indices rise above these interest rate caps. Net interest income will be adversely impacted in 1995 and may be adversely impacted in subsequent years as a result of the expiration in the third quarter of 1995 of "teaser rates" on approximately $5,930,000 of derivative financial instruments. The rates in effect, after the expiration of "teaser rates," are floating rates which could increase or decrease in response to changes in interest rates. Based upon interest rate indices in effect on September 30, 1995, the expiration of "teaser rates" caused the interest rate to decrease from 7.00 percent to 3.36 percent on $1,791,000 of securities maturing in July 2000, from 8.00 percent to 3.48 percent on $2,555,000 of securities maturing in August 2003 and from 11.00 percent to 2.74 percent on $1,584,000 of securities maturing in September 2008. Assuming interest rate indices remain as they were on September 30, 1995, the effect of the expiration of these "teaser rates" would be the reduction in net interest income for the remainder of 1995 of approximately $93,000.

Liquidity

The Company has attempted to position itself to meet the demands of the changing economic conditions with a high ratio of net liquid assets to net liabilities. At year-end 1994, this ratio stood at 36.5 percent and on September 30, 1995, 35.3 percent. In an attempt to position itself to meet the demands of the changing economic conditions, the Company has identified approximately $20,095,000 in securities available-for-sale which are carried in the statement of condition at market value. A schedule of the Company's interest sensitivity/GAP analysis follows:

INTEREST SENSITIVITY/GAP ANALYSIS

(in thousands)

September 30, 1995                	INTEREST RATE SENSITIVITY PERIOD

                   	0-3 Months 	4-12 Months 	1-5 Years 	Over 5 Years 	 TOTAL

ASSETS:

  Loans 	             $31,084    	$12,062    	$42,388    	$21,258    	$106,792

  Investments 	        39,662     	15,481     	17,330      	1,768      	74,241

  Other                	3,483          	0          	0          	0       	3,483

Total assets          $74,229    	$27,543    	$59,718    	$23,026    	$184,516

FUNDING SOURCES:

  Interest-bearing
    deposits 	        $61,856  	  $36,621   	 $21,780  	  $39,479   	 $159,736

  Short-term funds     	1,901          	0          	0          	0       	1,901

  Long-term funds 	         0  	        0          	0          	0           	0

Total funding sources $63,757    	$36,621    	$21,780    	$39,479    	$161,637

REPRICING/MATURITY GAP:

  Period              $10,472    	($9,078)   	$37,938   	($16,453)

  Cumulative          $10,472    	 $1,394    	$39,332    	$22,879

  Period gap/
    total assets       	  5.7% 	     (4.9%)    	 20.6% 	     (8.9%)

  Cumulative gap/
    total assets 	        5.7%     	  0.8%     	 21.3%       12.4%

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

Capital Adequacy

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1994, the Company and First National are subject to the regulatory risk-based capital guidelines.
The applicable risk-based capital ratios are as follows:

First National Bankshares, Inc.  	 09-30-95 	 12-31-94   Regulatory Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio                       13.89%   	 13.38%       	 4.00%

Total Capital/Risk Weighted
  Assets Ratio 	                     15.14%   	 14.63%       	 8.00%

Leverage Ratio 	                      8.01%    	 7.28%       	 3.00%


First National Bank of Houma     	 09-30-95 	 12-31-94 	 Regulatory Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio                     	 13.81%   	 13.41%       	 4.00%

Total Capital/Risk Weighted
  Assets Ratio 	                     15.06%   	 14.66%       	 8.00%

Leverage Ratio 	                      7.97%   	  7.30%       	 3.00%

In January of 1995, the Company paid a cash dividend, which it had declared in December of 1994, of $.10 per common share.
This was the first dividend the Company paid since 1987. On June 29, 1995, the Company declared a cash dividend of $.05 per common share to shareholders of record July 14, 1995 payable July 26, 1995. Also on August 31, 1995, the Company declared a cash dividend of $.05 per common share to shareholders of record September 15, 1995 payable October 4, 1995. The Company was required to obtain permission from the Federal Reserve Bank prior to the payment of these dividends.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        	NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        	NONE



FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST NATIONAL BANKSHARES, INC.
    (Registrant Company)


DATE:  November 14, 1995 	   BY   /s/ Jerome H. Mire
                                  	   JEROME H. MIRE
                              	   CHIEF EXECUTIVE OFFICER AND
                                  	     PRESIDENT

DATE:  November 14, 1995	    BY   /s/ Russell Blanchard
                                      RUSSELL BLANCHARD
                              	   CHIEF FINANCIAL OFFICER AND
                                   	     COMPTROLLER