Form 10-K/A
period 1994-12-31
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-02-07
CIK 700694

PART I

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-K/A


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1994

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from          to

                      Commission File No. 2-76198

                   FIRST NATIONAL BANKSHARES, INC.
                     (Exact name of Registrant as
                       specified in its charter)

      LOUISIANA                                72-0807084
(State of Incorporation)          (I.R.S. Employer Identification No.)


600 East Main Street, Houma, Louisiana                     70360
(Address of Principal Executive Offices)                 (Zip Code)

               (Registrant's Telephone Number) (504) 868-1660

      Securities Registered Pursuant to Section 12(b) of the Act:

                          Name of each exchange on

            Title of each Class            which registered
                   None                          None

     Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock ($2.50 par value)
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of voting stock held by
nonaffiliates of registrant as of December 31, 1994 -- Common --
$5,612,090

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1995.

Common Stock ($2.50 par value) -- 2,017,600 shares outstanding

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement for the Annual
Shareholders Meeting to be held on April 4, 1995 are incorporated into Part III hereof.

                This report contains 62 pages.


Item 1.  Business

     (a)  General Development of Business

     First National Bankshares, Inc. (the Company) is a bank holding company which owns 100 percent of the voting shares of First National Bank of Houma (First National).

     The Company was incorporated as a Louisiana business corporation in 1974 and remained dormant until July 31, 1982, when it acquired all of the outstanding shares of First National in exchange for 1,125,812 shares of the Company's stock. This transaction was accounted for as a pooling of interests.

     (b)  Financial Information About Industry Segments

     The Company and its subsidiaries are engaged only in banking and bank-related businesses.

     (c) Narrative Description of Business of the Company and its

          Subsidiaries

The Company

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Federal
Act), and is registered as such with the Board of Governors of the Federal Reserve System (the Board). Under the Federal Act, bank holding companies are prohibited, with certain exceptions, from engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. The Federal Act authorizes the Board, however, to permit bank holding companies to engage in activities which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making these determinations, the Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience; to increase competition or to gain in efficient use of resources; to result in decreased or unfair competition; or to produce conflicts of interest or unsound banking practices. The Company conducts all of its business operations through its subsidiaries. The operations of the Company's bank subsidiary and the Company's only bank-related subsidiary are described below.

     First National

     First National was established in 1919 and is a "Full Service" bank with its main office and two full service branches in the City of Houma and two other branches within the confines of the Parish of Terrebonne. First National serves the entire parish as well as several adjacent sections of Lafourche Parish, a combined area with a population of between 90,000 and 100,000.
 First National offers complete banking services for individuals, partnerships, corporations, municipalities and others. These include checking, savings and interest-bearing transaction accounts, business, real estate, interim construction, personal and installment loans, collection services, safe deposit facilities, individual and corporate trust and agency services, and a number of special services.

     First National, operating in Terrebonne Parish under a national charter, competes with six other banks in its prime trade area, Terrebonne Parish. In addition, three savings and loan associations in Terrebonne Parish furnish non-bank competition.

     First National has a large number of customers acquired over a period of many years and is not dependent upon a single customer, or upon a few customers. The loss of any single customer would not have a material adverse effect on First National. First National's trade area is heavily concentrated in the oil and gas industry, in particular, in oil and gas support services. First National has a significant amount of loans to and deposits from companies that operate in this industry. Management of First National believes that the impact of this concentration is significant but manageable, primarily because these loans and deposits are distributed among a number of different companies involved in various support services (see
Schedule III-A for further information regarding loan concentration). There are no material seasonal factors that would have any adverse effect on First National.

     First Export Corporation

     The Company's only other subsidiary is First Export Corporation, a Louisiana corporation formed in 1983 for the purpose of facilitating the export of goods manufactured in Terrebonne Parish and the State of Louisiana. On June 30, 1989, the Company decided to liquidate the assets of First Export and place the corporation on inactive status. This decision was based on the depressed conditions of the local economy and the poor performance of First Export. The activities of First Export were generally limited to fact finding and establishing contacts with international traders and U.S. Government officials.

    	Regulation

     The operations of the Company and its subsidiaries are subject to regulation by the Louisiana Commissioner of Financial Institutions, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency under applicable state and federal law. These statutes and regulations relate to required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

     Payments of Dividends

     The Company is a bank holding company and its ability to fund dividend payments is dependent upon its ability to receive funds from First National. Due to regulatory restrictions, the Company and the Bank were not in a position to pay dividends from 1987 through the third quarter of 1994. During 1994, the Bank received permission from the OCC to transfer some of its equity to the Company in the form of cash. In 1994, the Company also received permission from the Federal Reserve Bank of Atlanta to use a portion of that cash to pay a dividend of 10 cents per share. The dividend was declared on December 29, 1994, and was payable on January 25, 1995.

     Borrowing by the Company

     Federal law prohibits the Company from borrowing from First National, unless the borrowing is secured by specified amounts and types of collateral. Additionally, such secured loans are generally limited to 10 percent of First National's capital and surplus. Further, the Company and First National are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Support of First National

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to First National, its bank subsidiary, and to commit resources to support First
National in circumstances in which First National might need such outside support.

     Annual Insurance Assessment

     First National is subject to deposit insurance assessment by the Federal Deposit Insurance Corporation. These assessments had been rising in recent years. In 1994, the Bank realized a decrease in the assessment due to the improved condition of First National. Management believes that continued improvement of the condition of the Bank would result in additional assessment reductions. Proposed changes by the FDIC also would lower the assessments for well capitalized financial institutions.

     Miscellaneous

     Federal and state law provide for the enforcement of any pro rata assessment of stockholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. The Company, as the stockholder of First National, is subject to these provisions.

     The earnings of the Company's bank subsidiary and, therefore, to a large extent the earnings of the Company, are affected by the policies of the regulatory authorities, including the Federal Reserve System, of which First National is a member. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments used to do so are open market operations in U.S. Government securities, changes in the discount rate of bank borrowings, changes in reserve requirements against banks' deposits, and limitations on interest rates which member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

     The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and income of the Company cannot be predicted with accuracy.

Employees

     As of December 31, 1994, the Company employed 106 full-time and 32 part-time persons, or approximately 134.2 full-time equivalent employees.

     (d)  Financial Information about Foreign and Domestic
Operations and Export Sales

     The Company has customers in many foreign countries but the portion of revenue derived from these foreign customers is not material to its overall revenues.

     (e)  Supplemental Statistical Information

     The following Schedules I through VIII present summarized statistical data of the Company and its subsidiaries.


                              SCHEDULE I-A

             Distribution of Average Assets, Liabilities and
             Shareholders' Equity for the Periods Indicated

                                     For Years ended December 31,
                                            (In thousands)

                                   1994          1993          1992

ASSETS:

Cash and due from
 financial institutions         $  6,854     $  6,940      $  6,960

Taxable securities                82,116       78,897        84,577

Non-taxable securities               666        1,253         1,760

Interest-bearing deposits
  with other banks                 1,853            2         2,953

Net loans (1)                     83,544       83,490        77,479

Federal funds sold and
  securities purchased under
  agreements to resell             4,287        5,688         3,472

Other assets                      13,184       12,203        14,101

    TOTAL ASSETS                $192,504     $188,473      $191,302

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non interest-bearing deposits   $ 27,193     $ 25,972      $ 25,452

Interest bearing deposits        149,655      149,577       150,999

    Total deposits               176,848      175,549       176,451

Funds purchased and securities
  sold under agreements
  to repurchase                    3,125        2,315        5,999

Other liabilities                  1,192        1,531        1,815

Total liabilities                181,165      179,395      184,265

Shareholders' Equity              11,339        9,078        7,037

    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY        $192,504     $188,473     $191,302


(1) Gross loans and discounts, net of unearned income and allowance for possible loan losses.

                             SCHEDULE I-B

           Average Amount Outstanding for Major Categories of Interest-Earning Assets and Interest-Bearing
               Liabilities for the Periods Indicated

                                     For Years Ended December 31,
                                            (In thousands)

                                   1994         1993          1992

ASSETS:

Loans  (1)(2)                  $ 86,337      $ 86,214      $ 80,022

Federal funds sold and
  securities purchased
  under agreements to resell      4,287         5,688         3,472

Taxable securities               82,116        78,897        84,577

Non-taxable securities              666         1,253         1,760

Interest-bearing deposits
  with other banks                1,853             2         2,953

TOTAL INTEREST-EARNING ASSETS  $175,259      $172,054      $172,784

LIABILITIES:

Savings and negotiable
  interest-bearing deposits    $ 83,931      $ 85,750      $ 79,227

Time deposits                    65,724        63,827        71,772

Funds purchased and
  securities sold under
  agreements to repurchase        3,125         2,315         5,999

TOTAL INTEREST-BEARING
 LIABILITIES                    $152,780      $151,892     $156,998

(1)  Net of unearned income.
(2)  Includes nonaccrual loans.

                            SCHEDULE I-C

          Interest Earned or Paid on the Major Categories of Interest-Earning Assets and Interest-Bearing
                Liabilities for the Periods Indicated

                                    For Years Ended December 31,
                                          (In thousands)

                                   1994          1993          1992

Interest Earned On:

Loans                           $ 8,000        $ 7,535       $ 7,331

Federal funds sold and
  securities purchased under
  agreements to resell              159            172           116

Taxable securities                4,939          4,569         5,360

Non-taxable securities               84             46           121

Interest-bearing deposits with
  other banks                       103          -0-             104

  Total interest earned (1)     $13,285        $12,322       $13,032

Interest Paid On:

Savings and negotiable
  interest-bearing deposits     $ 1,854        $ 2,074       $ 2,440

Time deposits                     2,814          2,650         3,527

Funds purchased and securities
  sold under agreements
  to repurchase                     105             61           198

  Total interest paid           $ 4,773        $ 4,785       $ 6,165

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34 percent in 1994 and 0 percent in 1993 and 1992.

                             SCHEDULE I-D

            Average Interest Rate Earned or Paid for Major
              Categories of Interest-Earning Assets and
       Interest-Bearing Liabilities for the Periods Indicated

                                    For Years Ended December 31,

                                   1994          1993         1992

Average Rate Earned On:

Loans                              9.27%         8.74%        9.16%

 Federal funds sold and
  securities purchased under
  agreements to resell             3.71%         3.02%        3.34%

Taxable securities                 6.01%         5.79%        6.34%

Non-taxable securities            12.61%         3.67%        6.88%

Interest-bearing deposits with
  other banks                      5.56%         0.00%        3.52%

Total (weighted average rate)(1)   7.58%         7.16%        7.54%

Average Rate Paid On:

Savings and negotiable
  interest-bearing deposits        2.21%         2.42%        3.08%

Time deposits                      4.28%         4.15%        4.91%

Funds purchased and
  securities sold under
  agreements to repurchase         3.36%         2.63%        3.30%

Total (weighted average rate)      3.12%         3.15%        3.93%

(1) All interest rates are reported on a taxable equivalent basis using a tax rate of 34 percent in 1994 and 0 percent in 1993 and 1992.

                               SCHEDULE I-E

                    Net Interest Earnings and Net Yield
                        on Interest-Earning Assets

                                      Years ended December 31,
                              (In thousands except percentage data)

                                   1994          1993         1992

Total interest income (1)        $13,285        $12,322      $13,032

Total interest expense             4,773          4,785        6,165

   Net interest earnings         $ 8,512        $ 7,537      $ 6,867

Net yield on interest-
  earning assets                    4.86%          4.38%        3.97%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34 percent in 1994 and 0 percent in 1993 and 1992.

                            SCHEDULE I-F

      ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                           (In thousands)

                         Current            Prior         Increase
                          year              year         (decrease)

1994

INTEREST INCOME: (1)

 Loans                  $ 8,000            $ 7,535          $ 465

 Federal funds sold
  and securities
  purchased under
  agreements to resell      159                172            (13)

 Taxable securities       4,939              4,569            370

 Non-taxable securities      84                 46             38

 Other Investments          103               -0-             103

    Total               $13,285            $12,322          $ 963

INTEREST EXPENSE:

 Savings and negotiable
  interest-bearing
  deposits              $ 1,854            $ 2,074          $(220)

 Time deposits            2,814              2,650            164

 Funds purchased and
  securities sold
  under agreements
  to repurchase             105                 61             44

    Total               $ 4,773            $ 4,785          $ (12)


                                         Attributable to

                                                            Rate/
                             Volume           Rate         volume

1994

INTEREST INCOME: (1)

 Loans                     $     11         $   454        $ -0-

 Federal funds sold and
  securities purchased under
  agreements to resell          (42)             39         (10)

 Taxable securities             186             176           8

 Non-taxable securities         (22)            112         (52)

 Other Investments             -0-             -0-          103

    Total                  $    133         $   781        $ 49

INTEREST EXPENSE:

 Savings and negotiable
  interest-bearing
  deposits                 $    (44)           (180)       $  4

 Time deposits                   79              83           2

 Funds purchased and
  securities sold under
  agreements to
  repurchase                     21              17           6

    Total                  $     56         $   (80)       $ 12

                         Current            Prior         Increase
                          year              year         (decrease)

1993

INTEREST INCOME: (1)

 Loans                  $ 7,535            $ 7,331          $ 204

 Federal funds sold
  and securities
  purchased under
  agreements to resell      172                116             56

 Taxable securities       4,569              5,360           (791)

 Non-taxable securities      46                121            (75)

 Other Investments         -0-                 104           (104)

    Total               $12,322            $13,032          $(710)

INTEREST EXPENSE:

 Savings and negotiable
  interest-bearing
  deposits              $ 2,074            $ 2,440          $(366)

 Time deposits            2,650              3,527           (877)

 Funds purchased and
  securities sold
  under agreements
  to repurchase              61                198           (137)

    Total               $ 4,785            $ 6,165        $(1,380)

                                         Attributable to
                                                            Rate/
                             Volume           Rate         volume

1993

INTEREST INCOME: (1)

 Loans                     $    567         $  (337)       $ (26)

 Federal funds sold and
  securities purchased under
  agreements to resell           74             (11)          (7)

 Taxable securities            (360)           (462)          31

 Non-taxable securities         (35)            (56)          16

 Other Investments             (104)           -0-          -0-

    Total                  $    142         $  (866)       $  14

INTEREST EXPENSE:

 Savings and negotiable
  interest-bearing
  deposits                 $    201            (524)       $ (43)

 Time deposits                 (390)           (547)          60

 Funds purchased and
  securities sold under
  agreements to
  repurchase                   (122)            (40)          25

    Total                  $   (311)        $(1,111)       $  42

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34 percent in 1994 and 0 percent in 1993.

                          SCHEDULE II-A

                       Securities Portfolio

      Book and Market values of securities at the dates indicated

                                      December 31,
                                     (In thousands)

                                 1994               1993

                             Book   Market     Book    Market
                            Value   Value     Value    Value

U.S. Government
 Obligations:

  - Collateralized
    Mortgage
    Obligations            $30,596  $28,643   $36,086  $36,128

  - Other Obligations       33,606   32,445    46,759   47,235

State and Municipal
 Obligations                   673      622       864      800

Other Securities (1)         3,064    3,052     3,232    3,240

   Total                   $67,939  $64,762   $86,941  $87,403

                              December 31,
                             (In thousands)

                                  1992

                             Book    Market
                             Value    Value

U.S. Government
 Obligations:

  - Collateralized
    Mortgage
    Obligations             $28,708  $28,687

  - Other Obligations        57,554   58,414

State and Municipal
 Obligations                  1,289      775

Other Securities (1)          2,552    2,583

   Total                    $90,103  $90,459

NOTE: The Company at December 31, 1994, 1993 and 1992 did not own any debt securities, with a book value greater than 10% of equity, issued by a state of the U.S. and its political subdivisions or agencies which are payable from and secured by the same source of revenue or taxing authority.

(1) At December 31, 1994, the Company held a collateralized mortgage obligation issued by Merrill Lynch Capital Market with a book value of $1,753,000 and a market value of $1,741,000.


                            SCHEDULE II-B

              Maturity of Securities at December 31, 1994
            and Weighted Average Yields of Such Securities

                                     Maturity
                        (In thousands except percentage data)

                                             After one
                            Within           but within
                           one year          five years
                        Amount   Yield     Amount   Yield

U.S. government
 obligations

 - Collateralized
   Mortgage
   Obligations (1)     $ -0-      0.00%    $ -0-     0.00%

    - Other
       Obligations (2)  3,100     5.21%     10,966   5.56%

   State and municipal
     obligations         -0-      0.00%      -0-     0.00%

   Other
     securities (3)      -0-      0.00%      -0-     0.00%

       Total           $3,100     5.21%    $10,966   5.56%

                                      Maturity
                        (In thousands except percentage data)

                          After five
                          but within           After
                          ten years          ten years
                        Amount   Yield     Amount   Yield

U.S. government
 obligations

 - Collateralized
   Mortgage
   Obligations (1)     $2,580    6.75%    $28,822   6.74%

    - Other
       Obligations (2)  7,292    7.32%     14,239   7.35%

   State and municipal
     obligations         -0-     0.00%        673   9.55%

   Other
     securities (3)      -0-     0.00%      3,305   6.41%

       Total           $9,869    7.17%    $47,039   6.96%

NOTE: The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.

(1) The Company's collateralized mortgage obligations consisted of pool certificates issued and/or guaranteed by U.S. Government
Agencies. $22,571,000 are variable rate securities. These securities are subject to prepayments.

(2) At December 31, 1994, other U.S. government obligations included ownership interests in pools of residential mortgages guaranteed by U.S. government agencies and corporations. The average contractual life of pools owned by the Company was 18 1/2 years at December 31, 1994; however, the underlying mortgages are subject to significant prepayments, primarily when the contractual interest rate exceeds the current market rate on similar mortgages.

(3) At December 31, 1994, other securities included $389,000 of capital stock of the Federal Reserve Bank of Atlanta which $389,000 has no stated maturity date and pays dividends at a rate of 6 percent and $566,800 of capital stock of the Federal Home Loan Bank of Dallas which has no stated maturity date and pays dividends based upon the federal funds rate.

                           SCHEDULE III-A

                           Loan Portfolio

                     Loan by Type Outstanding (1)

                               December 31,
                              (In thousands)

                       1994        1993        1992

Commercial,
 financial,
 and agricul-
 tural                $43,792(2)  $43,378      $48,323

Real estate-
 construction           1,233       1,061          378

Real estate-
 mortgage              13,049      12,009       13,658

Consumer               35,440      25,033       20,871

Other                     149       1,137          136

  Total loans         $93,663     $82,618      $83,366

                                 December 31,
                               (In thousands)

                        1991        1990

Commercial,
 financial,
 and agricul-
 tural                $44,468     $40,981

Real estate-
 construction             352         284

Real estate-
 mortgage              13,681       7,897

Consumer               18,187      18,833

Other                   1,082       1,258

  Total loans         $77,770     $69,253

(1)  No significant foreign debt outstanding.

(2) Includes loans to the following categories of borrowers, all of which could be considered to be in the oil and gas industry
(in thousands):

           Oil and gas production and related
            service companies                     $12,258

           Water transportation and related
            companies                               5,056

               Total                              $17,314


Of the amounts shown on Schedule III-C, $860,000 of the nonaccrual loans, and $17,000 of the renegotiated loans in 1994 relate to borrowers included in the oil and gas industry.

                         SCHEDULE III-B

            Maturities and Sensitivity to Changes in
             Interest Rates as of December 31, 1994

                                       Maturity
                                   (In thousands)

                                              Over one
                               One year       through
                               or less        5 years

LOANS:

Commercial, financial
  and agricultural ..........  $21,771        $14,891

Real estate-construction ....    1,144          -0-

Real estate-mortgage ........    2,447          3,124

Consumer and other ..........    3,883         19,387

TOTAL .......................  $29,245        $37,402

Loans with pre-determined
  interest rates ............  $ 6,321        $34,664

Loans with floating
  interest rates ............   22,924          2,738

TOTAL .......................  $29,245        $37,402

                                       Maturity
                                   (In thousands)

                                Over
                               5 years      Total

LOANS:

Commercial, financial
  and agricultural ..........  $ 5,478     $42,140

Real estate-construction ....       89       1,233

Real estate-mortgage ........    7,374      12,945

Consumer and other ..........   12,047      35,317

TOTAL .......................  $24,988     $91,635

Loans with pre-determined
  interest rates ............  $24,988     $65,973

Loans with floating
  interest rates ............    -0-        25,662

TOTAL .......................  $24,988     $91,635

Normally, borrowers are expected to meet contract terms. In some cases, borrowers are permitted to roll over obligations after appropriate review of the credit quality and based entirely on the borrower's ability and willingness to repay.

The data shown above is in a format which conforms with reports to the bank regulatory agencies, and has not been restated to reflect anticipated roll-overs which management does not feel will be material. Unearned income is included in the amounts shown above and nonaccruing loans are excluded.


                            SCHEDULE III-C

                         Nonperforming Loans

                                       December 31,
                                      (In thousands)

                     1994      1993      1992      1991     1990

Loans accounted
 for on a non-
 accrual basis (1)  $2,037    $2,367    $1,736    $1,942   $2,059

Loans which are
 contractually
 past due 90 or
 more days as
 to interest or
 principal payment,
 but are not
 included above         64       267        23         1    1,058

Loans the term
 of which have
 been renegotiated
 to provide a
 reduction or
 deferral of
 interest or
 principal because
 of a deterioration
 in the financial
 position of the
 borrower, but
 are not included
 above (2)           2,444       877     4,565     3,960    4,597

Total Nonperforming
 Loans              $4,545    $3,511    $6,324    $5,903   $7,714

In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with present terms. At
December 31, 1994, these loans totaled approximately $794,000.

Loans were charged off as soon as the probability of a loss is established. In management's opinion, all known losses had been charged to the reserve as of December 31, 1994.

(1) Loans are transferred to a non-accrual status when payment of principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.
Once placed on a nonaccrual status, loans are not restored to accruing status until all delinquent principal and/or interest has been brought current or the loan becomes both well secured and in the process of collection. The net effect of recording income on nonaccrual loans on the cash basis was to reduce interest income by approximately $183,000 in 1994.

(2) Foregone interest on loans whose interest rates were renegotiated was $11,000 in 1994.

                             SCHEDULE IV-A

                     Summary of Loan Loss Experience

The following table summarizes averages of loan balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance which have been charged to operating expense.

                                 Years ended December 31,
                          (In thousands except percentage data)

                   1994       1993       1992       1991      1990

Average amount of
 loans
 outstanding (1) $86,337    $86,214     $80,022    $72,321   $58,754

Balance of
 allowance
 for possible
 loan losses
 at the
 beginning of
 year            $ 2,835    $ 2,434     $ 2,490    $ 3,425   $ 6,692

Loans charged
 off: (2)
 Commercial,
  financial,
  and agricultural    13        187         308      1,308     3,638
 Real estate-
  construction     -0-        -0-         -0-        -0-       -0-
 Real estate-
  mortgage             2      -0-         -0-        -0-           5
 Consumer and
  other              170        200         178        154        90

 Total charged
  off                185        387         486      1,462     3,733

Recoveries of loans
 previously charged
 off:
 Commercial,
  financial
  and agricultural   648        696         267        476       280
 Real estate-
  mortgage             4      -0-             2          3        13
 Consumer and
  other               53         41          36         44        98
Total recoveries     705        737         305        523       391

Net loans
 charged off
 (recovered)        (520)      (350)        181        939     3,342

Provision charged
 (credited) to
 operating
 expense            (500)        51         125          4        75

Balance of
 allowance
 for possible
 loan losses
 at the end
 of year         $ 2,855    $ 2,835     $ 2,434    $ 2,490    $3,425

Ratio of net
 charge-offs
 (recoveries)
 during period
 to average loans
 outstanding       (0.60)%    (0.41)%      0.23%      1.30%     5.69%

(1)  Net of unearned income.

(2) Loans that are six months past due are considered bad debts and are charged off unless they are well secured and in the process of collection. When the probability of a loss is established before a loan becomes six months past due, those loans are charged off as soon as the probability of a loss is established.

                           SCHEDULE IV-B


       Allocation of the Allowance for Possible Loan Losses
                                 Balance at December 31,
                                     (in thousands)

                         1994              1993             1992

                       Percent           Percent           Percent
                       of Loans          of Loans          of Loans
                       to Total          to Total          to Total
                    Amount  Loans    Amount  Loans     Amount  Loans

Commercial,
  financial and
  agricultural     $  688   46.8%    $1,097   52.5%    $1,206   58.0%

Real estate-
  construction       -0-     1.3%     -0-      1.3%      -0-     0.5%

Real estate-
  mortgage            109   13.9%        66   14.5%        86   16.4%

Consumer              340   37.8%       370   30.3%       210   25.0%

Other                  12    0.2%     -0-      1.4%      -0-     0.1%

Unallocated         1,706     N/A      1,302    N/A        932   N/A

    TOTAL          $2,855  100.0%    $2,835  100.0%    $2,434  100.0%

                              1991               1990

                            Percent            Percent
                            of Loans           of Loans
                            to Total           to Total
                         Amount   Loans      Amount   Loans

Commercial,
  financial and
  agricultural           $1,160   57.2%     $2,613   56.9%

Real estate-
  construction                4    0.5%          4    0.4%

Real estate-
  mortgage                  113   17.6%        135   12.0%

Consumer                    376   23.4%        157   28.7%

Other                        12    1.3%         50    2.0%

Unallocated                 825    N/A         466    N/A

      TOTAL              $2,490   100.0%    $3,425  100.0%

A review is made of all large or known problem loans. An estimate of the potential loss on these loans is made on an individual loan basis and allocated to the respective category of the allowance for possible an loan losses. Additionally, an allocation is made to each category based upon the ratio of historical and estimated future net charge-offs to average total loans outstanding for the past two years and applied to the remaining loan balances in each category.


                             SCHEDULE V

                              Deposits

             Summary of Average Deposits and Their Yields

                               Years ended December 31,
                     (In thousands except for percentage data)

                    1994                1993                1992

               Amount    Rate      Amount    Rate      Amount    Rate

Demand
 deposits in
 domestic
 offices      $ 27,193    --      $ 25,972    --      $ 25,452    --

Savings and
 negotiable
 interest-
 bearing
 deposits
 in domestic
 offices        83,931   2.21%      85,750   2.42%      79,227   3.08%

Time deposits
 in domestic
 offices        65,724   4.28%      63,827   4.15%      71,772   4.91%

Total
 deposits     $176,848   2.64%    $175,549   2.69%    $176,451   3.38%

Certificates of deposit outstanding in amounts $100,000 or more by the amount of time remaining until maturity as of December
31, 1994, are as follows:

                                              Time certificates
                                                of deposit of
                                              $100,000 or more
                                               (In thousands)
         Remaining maturity

                 3 Months or less                 $12,687
                 Over 3 through 6 months            1,407
                 Over 6 through 12 months           2,509
                 Over 12 months                     2,953

                    Total                         $19,556

                             SCHEDULE VI

                      Return on Equity and Assets

The ratio of net earnings to average shareholders' equity and average total assets and certain other ratios are presented below.

                                    Years ended December 31,

                           1994             1993            1992
                      (AS RESTATED)

Percentage of
net income to:
  Average total assets     3.05%            1.12%           0.59%
  Average shareholders'
    equity                50.94%           22.31%          14.61%

Dividend payout
  ratio (1)                3.44%              --%             --%

Percentage of average
  shareholders' equity
  to average total
  assets                   5.89%            4.82%           3.68%

(1)  No dividends were declared in 1993 and 1992.


                            SCHEDULE VII

                        Short-Term Borrowings

Short-term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase. Statistical information regarding short-term borrowings is presented below
(in thousands):

                                   1994          1993        1992

Amount outstanding at
  December 31,                   $3,334        $2,180       $1,552

Weighted average interest
  rate at December 31,             4.00%         2.50%        2.00%

Maximum outstanding at any
  month-end during year          $7,034        $5,394      $13,086

Average amount outstanding
  during year                    $3,125        $2,315       $5,999

Weighted average interest
  rate during year                 3.36%         2.63%        3.30%


                             SCHEDULE VIII

                   Interest Sensitivity/Gap Analysis

                           Interest Rate Sensitivity Period
                                  December 31, 1994
                                    (in thousands)

                   0-3        4-12        1-5       Over 5
                  Months     Months      Years      Years     Total

ASSETS:
   Loans          $27,432   $10,767     $33,867    $19,569    $ 91,635

   Investments     39,637     9,649      12,777      5,876      67,939

   Other           16,004     -0-         -0-        -0-        16,004

   Total Assets   $83,073   $20,416     $46,644    $25,445    $175,578

FUNDING SOURCES:

   Interest-
     Bearing
     Deposits     $63,720   $24,418     $22,253    $40,538    $150,959

   Short-Term
     Funds          3,634     -0-         -0-        -0-         3,934

   Long-Term Debt      53        36       -0-        -0-            89

   Total Funding
    Sources       $67,407   $24,454     $22,253    $40,538    $154,982

REPRICING/MATURITY GAP:

   Period         $15,666  ($ 4,038)    $24,391   ($15,092)

   Cumulative     $15,666   $11,628     $36,019    $20,957

   Period Gap/
     Total Assets     8.9%     (2.3)%      13.9%      (8.6)%

   Cumulative Gap/
     Total Assets     8.9%      6.6 %      20.5%      11.9 %

Amounts stated include only fixed and variable rate instruments that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature. Because changes in rates paid on interest-bearing demand deposits have lagged behind changes in rates on other instruments, only 50 percent of the balance of interest-bearing demand deposits is included in the first period and 50 percent is included in the last period.


ITEM 6.      SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	 1994	     1993	      1992      	1991     	1990
                 	(AS RESTATED)
(In Thousands, Except Number of Shares and Per Share Data)

Total Interest Income		$13,257	  $12,322	  $ 13,032	  $ 15,164	  $15,083

Total Interest Expense		 4,773	    4,785     	6,165     	9,290    	9,898

Net Interest Income		    8,484    	7,537	     6,867	     5,874	    5,185

Provision (Credit) for
  Possible Loan Losses		  (500)      	51       	125         	4	       75

Net Interest Income After
  Provision for Possible
 	Loan Losses		          8,984     7,486	     6,742	     5,870	    5,110

Noninterest Income		     1,654	    1,636	     1,629     	1,598	    1,878

Securities Gains (Losses)	(978)	     (73)       	82       	(64)    	(933)

Noninterest Expense	    	7,759    	7,512     	7,333     	7,324    	8,687

Income (Loss) Before
  Income Taxes and
 	Extraordinary Items		  1,901    	1,537     	1,120        	80   	(2,632)

Provision (Credit) for
  Income Taxes	        	(3,979)    	(241)      	334	         -         -

Extraordinary Item:

	Income Tax Benefit of
   Net Operating Loss
	  Carryforward		            -         -        334	         -         -

Cumulative Effect of
  Change in Accounting
  Principle		                -       340          -          -         -

Net Income (Loss)	     	$5,880   	$2,118	    $1,120     	$  80  	$(2,632)

Average Shares
  Outstanding	      	2,017,600	2,017,600  2,017,600 	2,017,600	2,017,600

Per Share Data:

Net Income (Loss)		      $2.91    	$1.05      	$.56      	$.04   	$(1.30)

Cash Dividends Declared		$0.10	        -          -          -         -

Selected Ratios:

Return on Total
  Average Assets		        3.05%    	1.12%      	.59%	      .04%   	(1.41)%

Return on Total Average
  Shareholders' Equity	 	50.94%	   22.31%	    14.61%	     1.15%   (31.58)%

Shareholders' Equity to
  Total Assets	          	7.07%	    5.08%     	3.93%	     3.24%    	2.98%

Balance Sheet Totals:

Total Assets		        $197,007  $197,732   $196,006   $196,742 	$203,861

Average Equity		      $ 11,339 	$  9,078	  $  7,037	  $  6,125	 $  7,287

Average Assets		      $192,504	 $188,473	  $191,302	  $197,612	 $186,639



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of operations for 1994 highlight the changes in financial position and results of operations of First National Bankshares, Inc. (the Company). The financial position and results of operations of the Company in 1994, 1993 and 1992 were due primarily to its banking subsidiary, First National Bank of Houma (First National or the
Bank). Management's discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this annual report.

In late 1995, the Company discovered an error had been made in the calculation of a reduction in the latter part of 1994 of the valuation allowance against the Company's deferred tax asset. The error, which resulted in an understatement of the valuation allowance by $525,000 for the period ending December 31, 1994, related in part to the order of use of tax loss carryforwards from 1987 and 1988 and in part to the order of use of bad debt and other than bad debt tax loss carryforwards from 1990. To correct the error, the Company is restating its financial statements for the periods ending December 31, 1994, March 31, 1995, June 30, 1995, and September 30, 1995 and filing with the Securities and Exchange Commission an amended Annual Report on Form 10-K/A and amended Quarterly Reports on Form 10-Q/A for those periods to reflect the restated financial statements.

For the period reflected by this report, the Company has restated the financial statements as follows:

    		                                      Year Ended
                  December 31, 1994  	   December 31, 1994
                                   			Income	             	Net
               	Other	  Stockholders'	  Tax	       Net	   Income
               	Assets	    Equity	    Benefit	   Income	 Per Share

As originally
 Reported		     $9,675	   $14,448	   ($4,501)	   $6,405	   $3.17

Restatement      	(525)	     (525)	      525	      (525)  	(0.26)

As restated	    $9,150	   $13,923   	($3,979)   	$5,880   	$2.91

The Management's Discussion and Analysis of Financial Condition and Results of Operations that follows and the financial statements included herewith have been amended from the original filing of this report to reflect the foregoing restatement. For a discussion of the impact of the restatement and for restated financial statements for other periods, refer to the amended periodic filings for those periods.

OVERVIEW

During 1994 the economy continued to show signs of increased stability. 1994 was also a year which produced a rising interest rate environment. The Company recorded a profit of $5,880,000 in 1994 as compared to a profit of $2,118,000 and $1,120,000 in 1993 and 1992, respectively. The profit in 1994 was substantially affected by a nonrecurring $3,979,000 credit to income taxes, principally as a result of the Company reducing a valuation allowance relating to deferred income tax assets. The Bank continued its reduction of nonearning assets to a more manageable level in 1994.

Asset Quality, Liquidity and Capital are discussed in the following analysis of the Company.

THE COMPANY AND FIRST NATIONAL

This discussion highlights the principal factors affecting earnings and the significant changes in the statement of condition. The discussion concentrates on First National since it contains the primary assets and liabilities of the Company.

FINANCIAL CONDITION

STATEMENTS OF AVERAGE BALANCES

The following table presents key elements of the Company's statements of condition. Average amounts are used in this table and in the accompanying discussion because average balances more clearly present the changes in financial condition than do year-end amounts.

(In Thousands)	                          1994      	1993

Cash and Due from Financial
	Institutions:

		Noninterest-Bearing 		           $    6,854	     $6,940

		Interest-Bearing	                    	1,853           2

Securities		                           82,782     	80,150

Net Loans	                            	83,544	     83,490

Federal Funds Sold and
	Resell Agreements		                    4,287      	5,688

Banking Premises and
	Equipment	                            	5,848      	6,004

Other Assets 	                         	7,336      	6,199

Total Average Assets	               	$192,504   	$188,473

Noninterest-Bearing Deposits	      	 $ 27,193   	$ 25,972

Interest-Bearing Deposits 	          	149,655    	149,577

Federal Funds Purchased and
	Repurchase Agreements	                	3,125      	2,315

Other Liabilities	                     	1,192      	1,531

Total Average Liabilities	           	181,165    	179,395

Shareholders' Equity	                 	11,339      	9,078

Total Average Liabilities and
	Shareholders' Equity		              $192,504   	$188,473

While average total loans for 1994 were approximately the same as 1993, total loans at December 31, 1994, were $11,000,000, or
13.4 percent, greater than total loans at December 31, 1993. During the third quarter of 1994, the Bank purchased $5,000,000 of Title I loans and, in the fourth quarter of 1994, sold $1,130,000 of pleasure boat loans.

Average deposits increased $1,300,000 during 1994.
Interest-bearing deposits remained relatively level, while noninterest-bearing deposits increased by approximately
$1,200,000.

RESULTS OF OPERATIONS

NET INTEREST INCOME

(In Thousands)                    	1994	      1993      	1992

Interest and Fees on Loans		   $  8,000	  $  7,535	  $  7,331

Interest on Securities		          4,995	     4,615     	5,481

Interest on Funds Sold, etc.		      159	       172	       116

Interest on Deposits with other
	Financial Institutions	           	103	         -       	104

	Total Interest Income		         13,257    	12,322	    13,032

Interest on Deposits            		4,668     	4,724	     5,967

Interest on Funds Purchased       		105        	61       	198

	Total Interest Expense		         4,773     	4,785     	6,165

Net Interest Income		          $  8,484  	$  7,537  	$  6,867

In 1994 interest and fees on loans increased $465,000 as a result of the effect of higher interest rates generated by market conditions. In 1993 higher volumes in loans offset the effect of a lower interest rate environment.

During 1994, the increase of $380,000 of interest earned on securities was the result of an increase in the average balance of securities of $2,600,000 and the effect of rising interest rates. In 1993, the reduction of interest earned resulted from $6,500,000 in lower balances in the portfolio and lower interest rates. Interest on funds sold remained relatively level despite a reduction of $1,400,000 in average balances. The reduction was offset by rising interest rates in 1994. Comparing 1993 to 1992, interest on funds sold increased due to higher balances. The Company invested excess funds in 1994 in an interest-bearing account with the Federal Home Loan Bank of Dallas, Texas. Earnings from that account in 1994 amounted to $103,000.

The securities portfolio is principally comprised of debt instruments, of which approximately 95 percent are issued or guaranteed by the U.S. Government and its agencies.

The Company's derivative financial instruments are broadly defined as financial instruments which derive their value from various indices. At December 31, 1994, the Company held $44,666,000 or 65.7 percent of its securities portfolio in the form of derivative financial instruments. Approximately 73 percent of the Company's derivative financial instruments are subject to interest rate caps ranging from 9.5 percent to 24.0 percent, which could adversely impact the yield and interest income that could be realized should various indices rise above
these interest rate caps.   Net interest income may be adversely
impacted in 1995 and subsequent years as a result of the expiration in the third quarter of 1995 of "teaser rates" on approximately $5,857,000 of derivative financial instruments. The rates in effect, after the expiration of "teaser rates," are floating rates which would increase or decrease in response to changes in interest rates. Based upon interest rate indices in effect on December 31, 1994, the expiration of "teaser rates" in 1995 would cause the interest rate to decrease from 7.00 percent to 3.74 percent on $1,770,000 of securities maturing in July 2000, from 8.00 percent to 3.74 percent on $2,524,000 of securities maturing in August 2003 and from 11.00 percent to
3.34 percent on $1,563,000 of securities maturing in September 2008. Assuming interest rate indices remain as they were on December 31, 1994, the effect of the expiration of these "teaser rates" in 1995 would be the reduction in net interest income for the second half of 1995 of approximately $115,000.

Interest-bearing liabilities increased approximately $900,000 in 1994. Considering the increase in balances and interest rate increases, the Company was able to hold interest expense level with that of 1993. The $1,400,000 decrease in interest expense in 1993 as compared to 1992 was the result of lower rates paid and a reduction of approximately $5,100,000 in interest-bearing liabilities in 1993.

Net interest income improved in 1994 and in 1993 due to improvements in its net interest spread and improvements in the level of nonearning assets.

PROVISION FOR POSSIBLE LOAN LOSSES

A credit provision for possible loan losses of $500,000 was recorded in 1994 as compared to provisions of $51,000 and $125,000 in 1993 and 1992, respectively. At this time, management does not anticipate a credit provision for possible loan losses in 1995 in an amount similar to the amount recorded in 1994. The credit provision in 1994 was the result of management's analysis that the current allowance for possible loan losses was more than adequate to cover any potential losses. Net recoveries were $520,000 in 1994 compared to net recoveries of $350,000 in 1993 and net charge-offs of $181,000 in 1992. The recoveries are the result of the improved quality of the loan portfolio and management's continued attention to loans charged-off in previous years. The allowance for possible loan losses was $2,855,000 at December 31, 1994, representing
3.0 percent of outstanding loans and 62.8 percent of nonperforming loans. The allowance for possible loan losses at December 31, 1993, was $2,835,000, representing 3.4 percent of outstanding loans and 80.7 percent of nonperforming loans.

NONINTEREST INCOME AND NONINTEREST EXPENSE

(In Thousands)	                   1994     	1993     	1992

Noninterest Income		            $1,654	   $1,636	   $1,629

Gains (Losses) on
  Securities Transactions 	      	(978)     	(73)      	82

Total Noninterest Income		      $  676	    $1,563	  $1,711

Noninterest Expense		           $7,759	    $7,512  	$7,333

Noninterest income before securities gains (losses) increased slightly in 1994 as compared to 1993 and in 1993 as compared to 1992.

The losses on securities transactions recorded in the fourth quarter of 1994 of $877,000 were due to a decision by management to sell approximately $15,000,000 in securities which were adversely affected by a deteriorating market brought on by rising interest rates. That decision was predicated on the Company being able to absorb the losses and reposition the funds in short-term U.S. Government obligations which should be less subject to the volatility of market fluctuations in a rising interest rate environment. The losses on securities transactions in 1993 included a one-time writedown of $421,000 on certain securities experiencing extraordinary redemptions.
In 1992, gains on securities transactions resulted primarily from repositioning a portion of the portfolio to minimize the effects of low interest rates.

Noninterest expense in 1994 increased approximately $250,000 when compared to 1993. The increase was the result of increases in salaries, wages and benefits, insurance premiums and legal and professional fees. Those increases were offset somewhat by a reduction of $345,000 in costs associated with OREO, OAO and problem loans. The increase in 1993 as compared to 1992 was primarily the result of booking an expense of $210,000 in settlement of a disagreement concerning a participation in a commercial loan acquired from another financial institution in which First National agreed to reimburse the lead bank pro rata for interest overpayments received from the customer by the lead bank and then distributed to First National under the terms of the participation.

NET INCOME

(In Thousands)	                      1994     	1993     	1992

Net Income Before
	Income Taxes and
	Extraordinary Item		             $ 1,901	   $1,537	   $1,120

Income Tax Expense (Credit)      		(3,979)    	(241)     	334

Net Income Before
	Extraordinary Item	               	5,880    	1,778      	786

Extraordinary Item -
 Utilization of Net Operating
	Loss Carryforwards		                   -         -       334

Cumulative Effect of
	Change in Accounting
	Principle		                            -      	340	        -

Net Income 	                     	$ 5,880	   $2,118   	$1,120

Consolidated net income was $5,880,000 in 1994. The $3,979,000 income tax asset credit in 1994 which resulted principally from the reduction of a valuation allowance relating to its deferred tax asset had a significant impact on the net income of the Company. Excluding the impact of booking the nonrecurring income tax credit of $3,979,000, the accounting for the $978,000 losses on securities transactions and the $500,000 credit provision to the allowance for possible loan losses, consolidated net income for the Company would have been $2,379,000. Consolidated net income was $2,118,000 and $1,120,000 in 1993 and 1992, respectively.

Management does not presently anticipate booking additional income tax credits or additional credit provisions to the allowance for loan losses in 1995. Securities transactions may be made in 1995 and in subsequent periods in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Management cannot predict the effect upon net income of such transactions. Net income may be adversely impacted in 1995 and subsequent years as a result of the expiration in the third quarter of 1995 of "teaser rates" on $5,857,000 of derivative financial instruments in the Company's securities portfolio and may be adversely impacted by interest rate caps ranging from a low of 9.5 percent to a high of 24 percent on some derivative financial instruments in the event that interest rates rise above interest rate caps. See "Results of Operations
- Net Interest Income" and "Asset Quality."

See Note 7 to the consolidated financial statements for a discussion of the new accounting standard related to accounting for income taxes and its impact on the Company's operations.

ASSET QUALITY

The primary assets of the Company which are subject to asset quality risk are the loan and investment portfolios. The loan portfolio is directly affected by the condition of the local economy, while the investment securities portfolio is less subject to effects of the local economy since it is more geographically diversified.

The Company evaluates the credit risk of each loan customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by individual loan customer but may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guaranties, and general security agreements. On an ongoing basis, the Company monitors its collateral and the collateral value related to the loan balance outstanding.

During 1994, nonaccruing loans decreased by $330,000 and renegotiated loans still accruing increased by $1,567,000. This resulted in a net increase in nonperforming loans of approximately $1,034,000. Other real estate and other foreclosed assets decreased by $1,436,000. For the year, total nonperforming assets decreased by approximately $402,000.

Assets categorized as nonperforming at First National were as follows:

(In Thousands)                               	1994	       1993

Loans:

90 days or more past due,
	but still accruing interest		            $     64	    $   267

Renegotiated loans still accruing	          	2,444        	877

Nonaccrual Loans	                           	2,037      	2,367

Total Nonperforming Loans	                  	4,545      	3,511

Other real estate, net of
	allowance for possible losses               		423      	1,859

Total Nonperforming Assets                		$4,968	     $5,370

The level of the allowance for possible loan losses at December
31, 1994, was considered adequate by management.

During 1994 and 1993, management expensed $39,000 and $718,000, respectively, to account for declines in the values of other real estate and other foreclosed assets.

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

The securities portfolio is principally comprised of debt instruments, of which approximately 95 percent are issued or guaranteed by the U.S. Government and its agencies.

The state and municipal securities portfolio ratings at December 31, 1994, were: 39.6 percent AAA, 30.1 percent AA and
30.3 percent A. The Company's investment policy dictates that at least 50 percent of the municipal portfolio be rated AA or better. At year-end the percentage of municipal securities rated AA or better was 69.7 percent.

On January 1, 1994, the date the Company adopted FAS 115, the Company reclassified $66,286,000 of its held-for-sale securities
portfolio to available-for-sale.   As of that date, $20,655,000
were already classified as held-to-maturity. The rising interest rate environment in 1994 caused a decline in the estimated market values of the available-for-sale and held-to-maturity portfolios. The Company reduced its investment in derivative financial instruments in the fourth quarter of 1994 when it sold approximately $15,000,000 of the derivative financial instruments from the available-for-sale portfolio at a loss of $877,000 and is reinvesting the funds in short-term U.S. Government obligations. In September and November 1994, the Company also reclassified securities with an aggregate amortized cost of $49,234,000 (the "Reclassified Securities") from the available-for-sale portfolio to the held-to-maturity portfolio. The difference between the estimated market value and the aggregate amortized cost of the Reclassified Securities on the dates of reclassification was $3,005,000 (the "Unrealized Interim Loss"). The after-tax effect of the Unrealized Interim Loss ($1,983,000) remained as an adjustment to shareholders' equity and is being accreted back to shareholders' equity over the remaining lives of the securities, which is currently estimated to be an average of 16 years.

At December 31, 1994, the Company held $11,217,000 in securities classified as available-for-sale. In accordance with FAS 115, net unrealized losses in the securities remaining in the available-for-sale portfolio at December 31, 1994, of $87,000 (net of taxes of $29,000) were recorded as an adjustment to shareholders' equity as of December 31, 1994. The remaining $1,945,000 of the $2,003,000 in the net unrealized loss on securities available-for-sale adjustment to shareholders' equity as of December 31, 1994, represents the after-tax effect of the unaccreted Unrealized Interim Loss on the Reclassified Securities.

FAS 115 also mandates that investment securities classified as held-to-maturity be carried at amortized cost. Securities classified as held-to-maturity at December 31, 1994, had an amortized cost of $59,757,000. These securities had gross unrealized gains of $56,000 and gross unrealized losses of $6,181,000 ($2,948,000 of which is the unaccreted amount of the Unrealized Interim Loss with respect to the Reclassified Securities).

During 1994, there were no securities classified as held-for-trading purposes.

As of December 31, 1994, the Company's financial statements reflect a securities portfolio of $67,939,000, of which $44,666,000 are represented by derivative financial instruments whose interest rates fluctuate based upon various indices. The objective of purchasing these derivative financial instruments was to maximize net interest income. In the fourth quarter of 1994, the Company sold approximately $15,000,000 of derivative financial instruments from the available-for-sale portfolio at a loss of $877,000. Of the $6,125,000 in net unrealized losses in the securities classified as held-to-maturity and the $87,000 in net unrealized losses in the securities classified as available-for-sale, $5,673,000 are net unrealized losses with respect to the derivative financial instruments. The Company has classified $38,742,000 of the derivative financial instruments as held-to-maturity and $5,924,000 as available-for-sale. Accounting requirements severely limit the Company's ability to sell, prior to maturity, securities classified as held-to-maturity. At December 31, 1994, the average life of the securities classified as held-to-maturity, based upon contractual maturity, was approximately 15 years.
The Company has the intent and, in management's view, the financial ability to hold the derivative financial instruments in the held-to-maturity portfolio until maturity. Although the derivative financial instruments have the potential to affect adversely the Company's future liquidity, results of operations, and capital ratios, management does not anticipate any such effects, except for the reduction in net income that may result from the expiration of "teaser rates" on $5,857,000 of derivative financial instruments and that may result from the interest rate caps ranging from a low of 9.5 percent to a high of 24 percent on some derivative financial instruments in the
event that interest rates rise above interest rate caps.   See
"Results of Operations - Net Interest Income" and "Results of Operations - Net Income."

The amortized cost and estimated market value as of December
31, 1994, of those derivative financial instruments were as follows (in thousands):

                                                 		 	Estimated
	                                      	Amortized    	Market
INDEX	                                    Cost	        Value

Prime		                                  $10,588	     $10,116

LIBOR	                                      	928         	875

Treasury Bill	                              	349         	335

Constant Maturing Treasury	               	7,359       	6,808

11th District Cost of Funds	             	14,240      	12,471

Constant Maturing Treasury
  Minus LIBOR		                            8,004	       5,816

Prime Minus LIBOR	                        	3,000       	2,612

Prime x 50 Percent		                       1,000	         992

13 Percent Minus 11th District
  Cost of Funds x 2	                      	1,000         	891

Constant Maturity
  Treasury x 50 Percent		                  1,000         	879

Total                                  		$47,468     	$41,795

Management currently utilizes a computer model for stress testing and sensitivity analysis to monitor the effects that various rate changes will have on parameters established by Company policy.

LIQUIDITY

The maintenance of adequate liquidity provides the Company with the ability to meet its obligations to its depositors and fund loans and allows the Company to pursue opportunities for future growth and expansion as they become available.

The principal sources of liquidity for First National are core deposits. Temporary sources of liquidity are federal funds purchased and securities sold under repurchase agreements. First National has placed, and continues to place, significant emphasis on maintaining an adequate level of liquidity. First National has none of its deposits brokered or purchased in the national market. Time certificates of deposits of $100,000 or more represented 13.0 percent and 11.4 percent of First National's interest-bearing deposits at December 31, 1994 and 1993, respectively. Management believes that funding and liquidity of First National is adequate to meet its current financial commitments. The ratio of net liquid assets to net liabilities at December 31, 1994, was 36.5 percent.

The Company is a bank holding company and its ability to fund dividend payments is dependent upon its ability to receive funds from First National. Due to prior years' operating losses, the Company and the Bank were not in a position to pay dividends in 1993 and 1992. During 1994, the Bank received permission from the OCC to transfer some of its equity, $302,000, to the Company in the form of cash. In 1994, the Company also received permission from the Federal Reserve Bank of Atlanta to use a portion of that cash to pay a dividend of 10 cents per share. The dividend was declared on December 29, 1994, and was payable on January 25, 1995. At December 31, 1994, remaining cash is sufficient to fund anticipated operating expenses during 1995.

CAPITAL

Capital adequacy is determined by many factors including asset quality, liquidity, earnings history, management's philosophy and the economic conditions in the market being served.
Management and regulators closely monitor the capital strength of the Company and First National on a regular basis.

One measure of capital adequacy is the degree of risk inherent in a company's assets. Effective December 31, 1990, the Company, First National and all financial institutions became subject to new regulatory risk-based capital guidelines. In the risk-based capital computation, all assets including off-balance sheet items, such as loan commitments and standby letters of credit, are weighted based upon assigned risk factors. Capital is separated into two categories, Tier 1 and Tier 2, which combine for Total Capital. Tier 1 capital consists of common stockholders' equity, perpetual preferred stock and minority interest. Tier 2 capital consists of the allowance for possible loan losses and subordinated debt, subject to certain limitations. At year-end 1994, Total Capital must be 8 percent, half of which must be Tier 1 capital.

In conjunction with the risk-based capital guidelines, the regulators issued capital leverage ratio guidelines. The leverage ratio consists of Tier 1 capital as a percent of total assets. The minimum Tier 1 leverage ratio for the highest rated banks and bank holding companies is 3 percent. Regulators may require a 100 to 200 basis point higher minimum ratio dependent upon the condition of the individual bank or bank holding company. The 3 percent minimum was established to ensure that all banks have a minimum capital level to support assets, regardless of risk profile.

The Company's and the Bank's capital ratios were as follows at December 31, 1994:

                                         	Company	    Bank

Shareholders' Equity to Total Assets		      7.1%	     7.1%

Regulatory:

	-	Tier 1 Leverage Ratio	                  	6.2%     	6.2%

	-	Tier 1 Risk-Based	                   	  11.4%    	11.4%

	-	Total Risk-Based	                      	12.6%	    12.6%

IMPACT OF INFLATION

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than the effect of general levels of inflation on the price of goods and services. While interest rates earned and paid by the Company are affected to a degree by the rate of inflation, the Company believes that the effects of inflation are generally manageable through asset/liability management.

FUTURE CHANGES IN FINANCIAL ACCOUNTING

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of Certain Loans," which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or its market value or fair value of the collateral if the loan is collateral dependent. The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which allows a creditor to use existing methods for recognizing interest income on impaired loans. The Company does not anticipate that the adoption of these Statements will have a significant effect in 1995 on its financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Condition - First National
Bankshares, Inc. and Subsidiaries - December 31, 1994 (Restated) and December 31, 1993

Consolidated Statements of Income - First National Bankshares,
Inc. and Subsidiaries - Years ended December 31, 1994
(Restated), 1993 and 1992

Consolidated Statements of Changes in Shareholders' Equity -
First National Bankshares, Inc. and Subsidiaries - Years ended
December 31, 1994 (Restated), 1993 and 1992

Consolidated Statement of Cash Flows - First National
Bankshares, Inc. and Subsidiaries - Years ended December 31,
1994 (Restated), 1993 and 1992

Notes to Financial Statements - First National Bankshares, Inc.
and Subsidiaries

Report of Independent Auditor's - First National Bankshares, Inc.
and Subsidiaries - Years ended December 31, 1994 (Restated) and
1993

Report of Independent Public Accountants - First National
Bankshares, Inc. and Subsidiaries - Year ended December 31, 1992

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31,                                         	1994       	1993
                                             	(AS RESTATED)

(In Thousands, Except Number of Shares and Per Share Data)

Assets

Cash and Due from Financial
 Institutions (Note 2)		                        $    6,951	  $   7,262

Due from Financial Institutions -
 Interest Bearing		                                 16,004           -

Total Cash and Cash Equivalents	                   	22,955      	7,262

Securities Available-for-Sale
 (Amortized Cost of $11,217) (Note 3)	             	11,130	          -

Securities Held-for-Sale (Market
 value of $66,442) (Note 3)		                            -     	66,286

Securities Held-to-Maturity (Market
 value of $53,632 and $20,961
 at December 31, 1994 and 1993,
 respectively) (Note 3)		                           56,809	     20,655

Federal Funds Sold and Securities
 Purchased Under Agreements to Resell		                  -      	7,100

Loans, Less Allowance for Possible
 Loan Losses of $2,855 and $2,835 at
 December 31, 1994 and 1993,
 respectively (Notes 1, 4 and 10)                  	90,808     	79,783

Bank Premises and Equipment (Note 2)               		5,732	      5,884

Accrued Interest Receivable and
 Other Assets		                                      9,150	      8,903

Other Real Estate (Notes 1 and 4)                    		423      	1,859

Total Assets                                    		$197,007   	$197,732

Liabilities

Noninterest-Bearing Deposits		                   $  27,310  	$  25,164

Interest-Bearing Deposits (Note 5)	               	150,898    	159,053

Total Deposits	                                   	178,208    	184,217

Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements	                                        	3,634      	2,180

Accrued Interest, Taxes and
 Other Liabilities	                                   	951        	998

Note Payable (Note 6)	                                 	89        	302

Dividend Payable	                                     	202	          -

Total Liabilities	                                	183,084    	187,697

Commitments and Contingencies
 (Note 12)		                                             -           -

Shareholders' Equity (Notes 6, 8, and 9)

Preferred Stock, No Par Value

Authorized - 2,000,000; Issued - None		                  -           -

Common Stock (Par Value $2.50)	                     	5,044      	5,044

	Numbers of Shares Authorized:	10,000,000
	Numbers of Shares Outstanding:	2,017,600

Additional Paid in Capital	                        	16,454     	16,454

Accumulated Deficit	                               	(5,483)   	(11,161)

Unrealized Loss on Securities
 Available-for-Sale, Net	                          	(2,003)	         -

Note Payable Offset Associated with
 Employee Stock Ownership Plan	                       	(89)      	(302)

Total Shareholders' Equity                        		13,923     	10,035

Total Liabilities and Shareholders'
 Equity	                                         	$197,007   	$197,732

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                          	 1994	    1993	    1992
                                            (AS RESTATED)

(In Thousands, Except Per Share Data)

Interest Income

Interest and Fees on Loans		                    $  8,000	$  7,535	$  7,331

Interest on Securities:

 Taxable Securities	                              	4,939   	4,569   	5,360

 Tax-Exempt Securities	                              	56      	46     	121

Interest on Funds Sold and
 Securities Purchased under
 Agreements to Resell	                              	159     	172	     116

Interest on Deposits with Other
 Financial Institutions		                            103	       -     	104

Total Interest Income		                           13,257  	12,322  	13,032

Interest Expense

Interest on Deposits		                             4,668   	4,724   	5,967

Interest on Funds Purchased	                        	105      	61     	198

Total Interest Expense	                            4,773   	4,785   	6,165

Net Interest Income	                              	8,484   	7,537   	6,867

Provision (Credit) for Possible
 Loan Losses (Note 4)	                             	(500)     	51	     125

Net Interest Income After
 Provision for Possible Loan
 Losses	                                          	8,984   	7,486   	6,742

Noninterest Income

Service Charges on Deposit
 Accounts	                                        	1,000     	963    	895

Other Operating Income	                             	337     	344    	408

Security Gains (Losses), Net                      		(978)    	(73)    	82

Trust Services Income		                              317      329    	326

Total Noninterest Income	                           	676   	1,563  	1,711

Noninterest Expense

Salaries and Employee Benefits
 (Note 9)		                                        3,604    3,362  	3,374

Net Occupancy Expense	                              	681     	655    	672

Other Real Estate Expenses
 (Note 4)                                           	274     	619    	649

Other Operating Expenses (Note 14)                	3,200    2,876  	2,638

Total Noninterest Expense	                        	7,759   	7,512  	7,333

Income Before Income Taxes	                       	1,901   	1,537  	1,120

Income Taxes (Credits) (Note 7)                 		(3,979)   	(241)   	334

Net Income Before Extraordinary
 Item and Cumulative Effect of
 Change in Accounting Principle		                  5,880   	1,778    	786

Extraordinary Item - Income Tax
 Benefit of Net Operating Loss
 Carryforward (Note 7)		                               -        -     334

Cumulative Effect of Change in
 Accounting Principle (Note 7)		                       -      340	      -

Net Income 	                                   	  $5,880	  $2,118 	$1,120

Earnings Per Share (Note 8)

Net Income Before Extraordinary
 Item and Cumulative 	Effect of
 Change in Accounting Principle	                  	$2.91  	$  .88	   $.39

Extraordinary Item	                                    -        -     .17

Cumulative Effect of Change in
 Accounting Principle		                                -      .17	      -

Net Income                                        	$2.91   	$1.05   	$.56

See .Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				                                                 Unrealized
			                                                  	Loss on
                                              							Securities	ESOP
                              		Additional		         Available-	Note
                      	Common   	Paid In	  Accumulated	for-	   Payable
                      	Stock	    Capital	    Deficit	 Sale,Net (Note 6)  	Total

(In Thousands)

BALANCE,
 JANUARY 1, 1992	      $5,044	   $16,454	   $(14,399)	   $_	   $(728)	   $6,371

Net Income	                 -          -       1,120	     -        -      1,120

Decrease in ESOP
 Note Payable	              -          -           -      -      213       	213

BALANCE,
 DECEMBER 31, 1992     	5,044	    16,454	    (13,279)	    -    	(515)    	7,704

Net Income                  -          -       2,118	     -        -      2,118

Decrease in
 ESOP Note Payable	         -          -           -      -     	213       	213

BALANCE,
 DECEMBER 31, 1993	     5,044     16,454    	(11,161)	    -    	(302)   	10,035

Net Income
 (AS RESTATED)	             -          -       5,880	     -        -      5,880

Decrease in
 ESOP Note Payable	         -          -           -      -     	213       	213

Dividends Declared:

  $.10 per share	           -          -        (202)	    -        -       (202)

Unrealized Loss
 on Securities	             -          -           -   (2,003)     -     (2,003)

BALANCE,
 DECEMBER 31, 1994
 (AS RESTATED)	        $5,044    $16,454    	$(5,483)	$(2,003)	 $(89)   $13,923

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 	                   1994      	1993       	1992
                                    	(AS RESTATED)
(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

	Net Income 		                          $   5,880	  $   2,118	  $   1,120

	Adjustments to Reconcile
  Net Income to Net Cash
 	Provided by Operating
  Activities:

		Depreciation, Amortization
     and Accretion		                          607	        689	        485

		Provision For Possible
     Loan Losses	                           	(500)	        51	        125

		Provision For Losses on
     Other Real Estate	                       	39        	718        	681

		Realized (Gains) Losses
     on Investment Securities	               	978         	73        	(82)

		Deferred Income Taxes	                  	(4,029)      	(600)         	_

		(Gains) Losses on
     Sale of Property	                       	151       	(425)       	(67)

		(Increase) Decrease in
     Accrued Interest
     Receivable	                            	(476)      	(265)       	193

		Increase (Decrease) in
     Accrued Interest Payable	                	91	        (67)	      (236)

		(Increase) Decrease in
     Other Assets	                          	(350)        	83       	(251)

		Increase (Decrease) in
     Other Liabilities                     		(138)       	171       	(434)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES		                     2,253	      2,546	      1,534

CASH FLOWS FROM INVESTING ACTIVITIES:

	Proceeds from Sales of
   Securities Available-for-Sale	          47,219           -           -

	Proceeds From Sales of
   Investment Securities		                      -     	36,064    	 26,025

	Proceeds From Maturities and
   Calls of Securities	                   	40,709     	40,260     	67,201

	Purchase of Securities	                 	(67,277)   	(79,000)   	(89,717)

	Loans Purchased	                         	(7,357)   	(13,740)    	(7,041)

	Loans Sold		                               1,130     	10,188	      1,637

	Net (Increase) Decrease
   in Loans		                              (3,993)     	4,586       	(776)

	Net (Increase) Decrease
   in Federal Funds Sold and
	  Securities Purchased Under
   Agreements to Resell	                   	7,100     	(2,570)     	3,477

	Proceeds From Sale of
   Premises, Equipment and
   Other Real Estate                        		856      	2,103      	1,259

	Purchases of Premises
   and Equipment	                           	(392)      	(348)      	(355)

NET CASH PROVIDED BY
  (USED IN) INVESTING  ACTIVITIES		        17,995     	(2,457)	     1,710

CASH FLOWS FROM FINANCING
  ACTIVITIES:

	Net Increase (Decrease) in
   Noninterest Bearing Deposits          	 	2,146   	  (6,418)   	 10,725

	Net Increase (Decrease) in
   Interest Bearing Deposits
 	 Other Than Certificates
   of Deposits	                          	(15,605)     	8,773	     10,791

	Net Increase (Decrease)
   in Certificates of Deposit	             	7,450     	(3,479)	   (11,663)

	Net Increase (Decrease) in
   Federal Funds Purchased and
 	 Securities Sold Under
   Repurchase Agreements	                  	1,454        	628    	(11,040)

NET CASH USED BY
  FINANCING ACTIVITIES		                   (4,555)    	  (496)	    (1,187)

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS	         	     15,693       	(407)  	   2,057

Cash and Cash Equivalents
 at Beginning of Year	                     	7,262      	7,669      	5,612

CASH AND CASH EQUIVALENTS
 AT END OF YEAR		                        $ 22,955   $   7,262  	$   7,669

CASH INTEREST EXPENSE PAID	            	 $  4,683  	$   4,852	  $   6,401

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CURRENT OPERATING ENVIRONMENT AND RISK FACTORS

First National Bankshares, Inc. (the Company) is a bank holding company whose principal subsidiary is First National Bank of Houma (First National or the Bank). Effective November 8, 1989, First National entered into a Memorandum of Understanding (MOU) with the Office of the Comptroller of the Currency (OCC). In September 1993, the OCC concluded that the MOU was no longer necessary and directed that the MOU be terminated.

The Company places considerable emphasis on each of the critical issues discussed below (Operations and Loan
Concentrations, Nonperforming Assets, Parent Company Liquidity and First National Funding and Liquidity). This emphasis is designed to further improve the Company's financial position, preserve capital and maintain adequate liquidity.

OPERATIONS AND LOAN CONCENTRATIONS

The Company earned $5,880,000, $2,118,000 and $1,120,000 for years ended December 31, 1994, 1993 and 1992, respectively.

The composition of the loan portfolio was as follows (in thousands):

December 31,	                            1994	      1993

Type

Commercial, Financial and
	Agricultural		                       $43,792	   $43,378

Real Estate - Construction		            1,233	     1,061

Real Estate - Mortgage               		13,049	    12,009

Consumer                             		35,440    	25,033

Other                                  		 149     	1,137

Total Loans	                         	$93,663   	$82,618

As a percent of total loans at December 31, 1994, the Company has loans to the oil and gas industry and related service companies of approximately 13.1 percent.

The Company evaluates the credit risk of each customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by individual loan customer but may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guaranties, and general security agreements. On an ongoing basis, the Company monitors its collateral and the collateral value related to the loan balance outstanding.

NONPERFORMING ASSETS

	Nonperforming assets were as follows (in thousands):

December 31,	                             1994	        1993

Loans:

	90 days or more past due, but
		still accruing interest		            $    64	     $   267

	Renegotiated loans
		still accruing                       		2,444         	877

	Nonaccrual loans                      		2,037       	2,367

Total Nonperforming Loans	              	4,545       	3,511

Other Real Estate, net of
	allowance for possible losses	           	423       	1,859

Total Nonperforming Assets		            $4,968      	$5,370

December 31,	                             1994        	1993

Nonperforming loans as a
	percentage of total loans              		4.9%	        4.2%

Nonperforming assets as a
	percentage of total loans
	and other real estate
	before allowance
	for possible losses	                    	5.3%	        6.5%

Renegotiated loans are loans whose interest rates have been reduced and/or maturity dates extended. The amount of foregone interest on renegotiated loans still accruing was $11,000, $47,000 and $51,000 in 1994, 1993 and 1992, respectively. The increase in the balance of renegotiated loans still accruing is the result of a single loan being placed in this category. This loan is 90% guaranteed by Farmers Home Administration as to principal and interest.

Nonaccrual loans at December 31, 1994, include $1,160,000 in loans to borrowers who are not meeting contractual terms but are making periodic payments. Net foregone interest on nonaccrual loans was approximately $183,000, $153,000 and $146,000 in 1994,
1993 and 1992, respectively.   Interest collected on a cash
basis was $233,000, $6,000 and $138,000 in 1994, 1993 and 1992,
respectively.

In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with present terms. At
December 31, 1994, these loans totaled approximately $794,000.

Other real estate is summarized by category in the following table (in thousands):

December 31,	                                 1994	        1993

Land and land development	                   	$150	     $   535

Seafood processing plants		                      -         	330

Commercial buildings	                         	254         	588

Other	                                         	34         	514

Total, gross	                                 	438       	1,967

Less:  Allowance for possible losses	         	(15)       	(108)

Total, net	                                  	$423      	$1,859

At December 31, 1994, before the allowance for possible losses, the highest carrying value of a single property was $117,000.

The Bank has made substantial progress in its credit risk management process. Loan policies, loan review and real estate appraisal review processes have solidified the lending function.
 The methodology for determining the adequacy of the loan loss reserve is continually reviewed and fine-tuned. The Company's allowance for possible losses are as follows:

December 31,	                              1994	       1993

Allowance for possible
	loan losses (in thousands)		            $2,855	     $2,835

Allowance for possible loan
	losses as a percentage of:

	- total loans		                            3.0%       	3.4%

	- total nonperforming loans 	            	62.8%      	80.7%

Allowance for possible loan
	losses plus allowance for
	other real estate losses as a
	percentage of total
	nonperforming assets
 before allowances	                       	57.6%      	53.7%

PARENT COMPANY LIQUIDITY

The Company is a holding company, and its ability to fund dividend payments is dependent in large part on its ability to receive funds from First National through dividends. Banking regulations preclude the Company from paying dividends without regulatory permission.

Principal and interest payments due on the note payable are funded by contributions from First National to the First
National Bank of Houma Employee Stock Ownership Trust. These contributions are included in Salaries and Employee Benefits on the Consolidated Statements of Income.

FIRST NATIONAL FUNDING AND LIQUIDITY

The principal source of liquidity for First National is core deposits. First National has none of its deposits brokered or purchased in the national market. Management believes that funding and liquidity at First National is more than adequate to meet its current financial commitments. During 1994, First National had average net funds sold of $3,015,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies:

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National.
Intercompany accounts and transactions have been eliminated in consolidation.

CASH AND DUE FROM FINANCIAL INSTITUTIONS

The Company's banking subsidiary is required to maintain a noninterest-bearing balance with the Federal Reserve Bank to fulfill its reserve requirement. The average balance in this account was $859,000 in 1994 and $1,140,000 in 1993.

SECURITIES

Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115, which was adopted effective January 1, 1994, requires the classification of securities into one of three categories:
Trading, Available-for-Sale, or Held-to-Maturity.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held to maturity or trading are classified as available-for-sale. The Company had no trading account securities at December 31, 1994. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at market value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity until realized. Transfers from securities available-for-sale to securities held-to-maturity are recorded at market value at the date of transfer and any unrealized gain or loss at the date of transfer continues to be reported as a separate component of shareholders' equity and is accreted back to equity over the life of the security transferred. Securities classified as held-for-sale at December 31, 1993, were recorded at the lower of cost or market value.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accruing interest are included in interest income on securities.
 Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method. The related income tax credit on security losses was $333,000 in 1994.

LOANS

Interest on loans, other than discount (add-on) loans, is recognized as income based on the principal balance outstanding. Interest on discounted loans, all of which have terms of less than 60 months, is recognized as income over the term of the loan using the sum-of-the-months' digits method, which does not differ materially from the result obtained using the effective interest method.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of Certain Loans," which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or its market value or fair value of the collateral if the loan is collateral dependent. The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which allows a creditor to use existing methods for recognizing interest income on impaired loans. The Company does not anticipate that the adoption of these Statements in 1995 will have a significant effect on its financial condition or results of operations.

NONPERFORMING ASSETS

Nonperforming assets include loans 90 days or more past due but still accruing interest, renegotiated loans, nonaccrual loans and other real estate. Nonaccrual loans are loans on which the accrual of interest income has been discontinued because the borrower's financial condition has deteriorated to the extent that the collection of principal and/or interest is uncertain. Until the loan is returned to performing status, generally as the result of the full payment of all past due principal and interest plus an acceptable period of performance, interest income may be recorded on the cash basis.

Other real estate is reported at the estimated fair value, net of the costs of disposal. Estimated fair value is the anticipated sales price of the property, based upon independent appraisals or other relevant factors. When a reduction to fair value is required at the time the loan is reclassified to a foreclosed asset, the difference is charged to the allowance for possible loan losses. Any subsequent reductions are charged to other real estate expense. Expenses and gains or losses from sales related to these properties, net of related income, are included in other real estate expense. An allowance for possible losses is maintained to provide for temporary reductions in values of specific properties. Other real estate is shown net of this allowance.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is established by charges to income. The allowance is an amount which management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The level of the allowance is based on a number of factors, including the collection history of loans and the evaluation of underlying collateral values, loss experience, identification and review of problem loans, quality of the portfolio, and current business and economic conditions. The adequacy of the reserve is periodically reviewed and approved by the Board of Directors. Ultimate losses, however, may differ from the current estimates. To the extent that adjustments to the allowance for possible loan losses become necessary, they are reported in earnings in the periods in which they become known. It is the Company's policy to charge off any loan or portion thereof when it is deemed uncollectible in the ordinary course of business. Loan losses and recoveries are charged or credited directly to the allowance.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost, less accumulated depreciation of $7,241,000 and $6,846,0000 at December 31, 1994, and 1993, respectively. Depreciation expense is computed principally on a straight-line basis over the estimated useful lives of the depreciable assets.

INCOME TAXES

Income taxes were accounted for using the liability method in 1994 and 1993. In prior years, income taxes were accounted for using the deferred method.

STATEMENTS OF CASH FLOWS

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and amounts due on demand from banks and other financial institutions.

3.  SECURITIES

A comparison of the amortized cost and market values of securities classified as held-to-maturity at December 31, 1994, and as investment securities at December 31, 1993, were as follows (in thousands):

                           	Amortized     	Estimated  	Gross	     Gross
   	                        Cost/Book       	Market	Unrealized	Unrealized
December 31, 1994	            Value	         Value	    Gains	     Losses

U.S. Government 	Obligations:

	- Collateralized Mortgage
	   Obligations		            $31,402	(1)	   $28,643	    $ -	     $(2,759)

	- Other		                    25,691	(1)     22,626     	55	      (3,120)

State and Municipal
	Obligations	                   	673	(1)	       622	      1	         (52)

Other Securities	             	1,991	(1)     	1,741	      -        	(250)

                           			59,757	(1)	    53,632     	56	      (6,181)

Unrealized Losses on
	Securities Transferred
	from Available-for-Sale	     	2,948		            -       -        2,948

Total 		                     $56,809	(2)	   $53,632	    $56	     $(3,233)

(1)	Amortized Cost
(2)	Book Value

		                                          Estimated   	Gross    	Gross
                             	Amortized	     Market  	Unrealized	Unrealized
December 31, 1993	              Cost	         Value	     Gains    	Losses

U.S. Government Obligations:

	- Collateralized Mortgage
   Obligations		              $  1,461	     $  1,447	    $  -	     $(14)

	- Other	                      	17,877       	18,261     	386       	(2)

State and Municipal
	Obligations                     		864          	800       	5	      (69)

Other Securities	                 	453          	453	       -         -

Total	                        	$20,655      	$20,961    	$391     	$(85)

The amortized cost and estimated market value of securities classified as held-to-maturity at December 31, 1994, by contractual maturity were as follows (in thousands):

		                                               Estimated
	                                  Amortized      	Market
                                    	Cost         	Value

December 31, 1994

Within One Year		                 $     114	     $     114

One to Five Years	                   	8,973  	       8,295

Five to Ten Years                   		9,548	         8,024

After Ten Years		                    41,122        	37,199

Total                              	$59,757       	$53,632

A comparison of the book and market values of securities classified as available-for-sale at December 31, 1994, and held-for-sale at December 31, 1993, were as follows (in thousands):

		                                             Estimated   Gross	    Gross
   	                              Amortized     	Market	 Unrealized	Unrealized
December 31, 1994	                  Cost	        Value	    Gains	    Losses

U.S. Government 	Obligations:

	- Collateralized Mortgage
 	 Obligations		                   $     -	      $     -	     $-     $   -

	- Other	                           	9,903	        9,819	      -      	(84)

Other Securities		                   1,314        	1,311	      -       	(3)

Total		                            $11,217      	$11,130     	$-	     $(87)


		                                             Estimated   	Gross    	Gross
   	                              Amortized	     Market	 Unrealized	Unrealized
December 31, 1993	                  Cost         Value	     Gains	   Losses

U.S. Government 	Obligations:

	- Collateralized Mortgage
 	 Obligations	                  	 $34,625	      $34,682	    $127	   $   (70)

	- Other                          		28,882       	28,974	     260	      (168)

Other Securities	                   	2,779	        2,786      	22	       (15)

Total	                            	$66,286      	$66,442     $409     	$(253)

The amortized cost and estimated market value of the securities available-for-sale at December 31, 1994, by contractual maturity were as follows (in thousands):

                                             		Estimated
	                                  Amortized    	Market
                                    	Cost       	Value

December 31, 1994

Within One Year	                   $  2,986     $  2,974

One to Five Years		                   1,993       	1,941

Five to Ten Years                      	321         	316

After Ten Years	                     	5,917       	5,899

Total	                             	$11,217     	$11,130

Approximately half of the Company's Collateralized Mortgage Obligations (CMOs) at December 31, 1994, consist of first and second tranche sequential pay and/or planned amortization class instruments, and the balance consist of support and other tranches. The balances of CMOs are categorized as U.S. Government Obligations due to guarantees of the underlying mortgages by agencies of the U.S. Government.

During 1994, proceeds from redemptions, calls and paydowns were $15,581,000. Proceeds from sales of securities classified as available-for-sale were $47,219,000. Gains of $8,000 and losses of $986,000 were realized on those security transactions. There were no securities classified as held-to-maturity sold during 1994.

At December 31, 1993, the Company reclassified securities with an amortized cost of $66,286,000 from investment securities to securities held-for-sale. On January 1, 1994, the Company reclassified these same securities to securities available-for-sale which resulted in an increase in shareholders' equity of $306,000 at that date.

During 1994, the Company reclassified securities with an amortized cost of $49,234,000 and an unrealized loss of $3,005,000 from securities available-for-sale to securities held-to-maturity. This unrealized loss is being accreted to equity over the remaining lives of the securities which are currently estimated to be 16 years.

During 1993, proceeds from redemptions, calls and paydowns of securities were $34,740,000, and proceeds from sales of securities were $36,064,000. Gains of $403,000 and losses of $55,000 were realized on those security transactions. In addition, during 1993 the Company wrote down certain securities experiencing extraordinary redemptions by $421,000.

During 1992, proceeds from redemptions, calls and paydowns of securities were $19,288,000, and proceeds from the sales of securities were $26,025,000. Gains of $240,000 and losses of $158,000 were realized on those security transactions.

At December 31, 1994 and 1993, securities with a par value of $58,815,000 and $45,531,000, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

4.   ALLOWANCE FOR POSSIBLE LOAN AND OTHER REAL ESTATE LOSSES

Changes in the allowance for possible loan losses were as follows (in thousands):

                                     	1994	      1993	      1992

Balance, January 1,		               $2,835 	   $2,434	    $2,490

Additions and
	(Deductions):

	Provision Charged (Credited)
	   to Operating Expense 	            (500)       	51       	125

	Loans Charged Off                  		(185)     	(387)	     (486)

	Recoveries of Loans
	   Previously
    Charged Off	                      	705	       737       	305

Balance, December 31,		             $2,855    	$2,835	    $2,434

The Company has established an allowance for possible losses on other real estate. These allowances are netted against other real estate in the accompanying statements of condition.
Changes in the allowance for possible losses on other real estate were as follows (in thousands):

                                	1994	     1993       	1992

Balance, January 1,	           	$ 108      $217     	$   72

Provision Charged to
	Operating Expense               		39      	718        	681

Assets Charged Off		             (132)    	(827)      	(536)

Balance, December 31,		        $   15     	$108	      $ 217

5.  INTEREST-BEARING DEPOSITS

A summary of interest-bearing deposits is as follows:

December 31,	                              1994	       1993

Demand and Savings Deposits		         $  79,780   	$ 95,577

Certificates of Deposit	                	64,420	     56,970

Other Time Deposits	                     	6,698      	6,506

Total Interest-Bearing Deposits	      	$150,898   	$159,053

The decrease in demand and savings deposits resulted from a 1993 year end deposit of approximately $13,000,000 of property tax revenue by the local tax collector. The funds were distributed to other financial institutions in early 1994.

6.  NOTE PAYABLE

The note payable of $89,000 and $302,000 at December 31, 1994 and 1993, respectively, consisted of the note payable of the First National Bank of Houma's Employee Stock Ownership Plan (the ESOP) (Note 9). The interest rate was 6.8 percent at December 31, 1994. The average interest rate on the note payable was 5.7 percent and 4.8 percent during 1994 and 1993, respectively.

The ESOP purchased its shares of the Company's stock by borrowing $2,131,000 from an unaffiliated bank. Principal and interest (at 80 percent of the lender's prime rate) are payable
monthly  through May 1995.   This note is secured by 12,074
shares of the Company's common stock and a $113,000 U.S. Government Obligation. The note is guaranteed by the Company, and, therefore, the balance of the note is shown in notes payable and deducted from shareholders' equity as Note Payable Offset Associated with Employee Stock Ownership Plan in the accompanying consolidated statements of condition. Because the note payable has a net effect of zero on the Company's consolidated statement of condition, no fair value has been estimated. The note is due in 1995.

7.  INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109. Prior years have not been restated. The cumulative effect of this accounting change as of January 1, 1993, amounted to $340,000 and is reflected in the 1993 Statement of Income.

During the third quarter of 1994, the Company reviewed its recent operating performance and its projections for the future and determined that a reduction of the previously established valuation allowance against its deferred tax asset was appropriate at that time. The valuation allowance had been established in 1993 with respect to the likelihood of its future utilization of prior years' net operating loss carryforwards.
As a result of this review, the Company reduced this valuation allowance by approximately $3,800,000 in the third quarter of 1994. The total credit for income taxes in 1994 was $3,979,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993, are as follows (in thousands):

                                           		 1994	        1993
                                    		(AS RESTATED)

Deferred Tax Assets:

	Net Operating Loss
	  Carryforward		                           $5,721     	$ 6,424

	Reserve for Loan Losses Not
	  Currently Deductible		                        -	          85

 	Reserve for Other Real Estate
	  Not Currently Deductible	                  	175	         789

	Excess Tax Basis
	  of Securities                              	911         	142

	Other                                       		408	          78

Total Deferred Tax Assets                  		7,215       	7,518

Deferred Tax Liabilities:

	Reserves for Loan Losses		                   (440)	         -

	Tax Over Book Depreciation	                 	(194)      	(144)

	Other	                                       	(25)        	(9)

Total Deferred Tax Liabilities	              	(659)      	(153)

Deferred Tax Asset	                         	6,556      	7,365

Valuation Allowance 	                        	(895)    	(6,765)

Net Deferred Tax Asset	                    	$5,661    $    600

Income taxes (credit) consist of the following components (in thousands):

Years Ended December 31,	           1994      	1993    	1992

Currently Payable		              $    50    	$   19     $  -

Deferred		                        (4,029)     	(260)	      -

Charge in Lieu of
  Income Taxes		                       -          -     	334

Total Income Taxes (Credit)	    	$(3,979)    	$(241)   	$334

Deferred income taxes resulted from the following (in thousands):

Years Ended December 31,		                              1992

Accelerated Depreciation		                            $  (20)

Provision for Possible Loan and
	Other Real Estate Losses                              		298

Deferred Taxes Not Recognized Due to
	Net Operating  Loss Carryforward	                     	(319)

Other Items, Net	                                        	41

Total Deferred Income Tax Benefit	                    	$   -

The table below shows that the Company's effective income tax rate was less than the statutory Federal income tax rate:

Years Ended December 31,	            1994	     1993     	1992

Federal Income Tax Rate	            	34.0%	    34.0%	    34.0%

Adjustments in Rate
	Resulting from:

Nontaxable Income and
	Gains on Securities		                (.9)	    (1.0)	    (4.2)

Benefit from Net Operating
	Loss Carryforward                 	(33.1)	   (33.0)	       -

Change in Valuation
	Allowance	                       	(211.9)   	(16.9)	       -

Other, Net                           	2.6      	1.2	        -

Actual Effective Tax Rate	       	 (209.3%)	  (15.7%)	   29.8%

During 1992, the Company realized the tax benefit of prior period net operating losses. Under the deferred method of accounting the benefit realized has been reflected as an extraordinary item in the accompanying 1992 statement of income.
 Under the liability method, adopted in 1993, such benefits are reflected as a component of income tax expense.

At December 31, 1994, the Company had regular tax net operating loss carryforwards of approximately $16,800,000 to offset future taxable income. These carryforwards expire as follows:
$2,537,000 in 1995, $2,170,000 in 2002, $804,000 in 2003,
$3,126,000 in 2005, $5,348,000 in 2006 and $2,815,000 in 2009.
At December 31, 1994, the Company had alternative minimum tax net operating loss carryforwards of approximately $15,800,000 expiring in substantially the same ratio as the regular tax loss carryforwards.

8.  SHAREHOLDERS' EQUITY

Earnings per share were calculated by dividing net income by the average number of shares outstanding, which was 2,017,600 in 1994, 1993 and 1992.

The Company's shareholders' equity ratio, computed in accordance with generally accepted accounting principles, at December 31, 1994, was as follows:

Equity to Assets                		7.1%

Regulators limit the amount of deferred taxes that banks and bank holding companies can include in regulatory capital to the lesser of 10 percent of Tier 1 capital or to the amount of deferred tax assets that is expected to be realized within one year. Additionally, regulators exclude from regulatory capital the amount of net unrealized gains and losses on available-for-sale securities.

The Company is required to maintain certain regulatory minimum capital levels. At December 31, 1994, the Company was in compliance with regulatory minimum capital requirements. Following is a summary of the minimum required capital levels and the actual ratios at December 31, 1994.

                        		Required Minimum	           Actual

Tier 1 Leverage		            3.0% - 5.0%              	6.2%

Tier 1 Risk-Based              		4.0%                	11.4%

Total Risk-Based	               	8.0%                	12.6%

The minimum Tier 1 leverage ratio for the highest rated banks and bank holding companies is 3 percent. Regulators may require a 100 to 200 basis point higher minimum ratio dependent upon the condition of the individual bank or bank holding company.

9.  EMPLOYEE BENEFIT PLANS

Employees of First National are eligible to participate in the First National Bank of Houma Employee Stock Ownership Plan (the
ESOP). To be eligible to participate, an employee must be at least 21 years of age and be credited with 1,000 hours of service annually. The assets of the ESOP are held by the Employee Stock Ownership Trust, the Trustee of which is First National. The ESOP purchased its shares of Company stock by obtaining the loan described in Note 6. First National makes contributions to the ESOP, as necessary, to fund the monthly installments due on the note. These contributions were $224,000, $237,000 and $245,000 for 1994, 1993 and 1992,
respectively; which consist of $11,000, $24,000 and $32,000 of interest payments, respectively, and $213,000 of principal payments each year.

A Salary Savings Plan (the Savings Plan) was established January 1, 1991, for the benefit of the employees of First National. Under the terms of the Savings Plan, employees who are 20.5 years of age and who have been employed by First National for six months are eligible to participate. Employees who elect to participate contribute from 1 to 12 percent of their salary on a pretax basis, by deferring a portion of their salaries. First National can elect, but is not required, to make a matching contribution. The percentage of First National's contribution is determined each year by the Retirement & Employee Benefits Committee of the Board of Directors. First National's matching contributions for 1994, 1993 and 1992 were $28,000, $45,000 and $29,000, respectively.
Vesting in matching employer's contributions is based upon the five-year cliff method.

The Company has allowed retired employees to participate in the Company's health care plan. These benefits are subject to deductibles, copayment provisions and other limitations. The Company reserves the right to change or terminate the benefits at any time. In order to participate in the health care plan, retirees must share in the cost of funding the health care plan.
 The cost to the Company of providing these benefits to retirees is the cost of their approved claims less the amount funded by retirees. The net cost of these postretirement benefits charged (credited) to expense were $(6,000), $(1,500) and $(150) for 1994, 1993 and 1992, respectively.

10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, directors, executive officers, principal shareholders and related parties of the Company and its subsidiaries maintain a variety of banking relationships with the Company's banking subsidiary. An analysis of activity during 1994 with respect to loans to directors, executive officers, principal shareholders and related parties of the Company and its subsidiaries was as follows (in thousands):

Balance, January 1, 1994		               $ 1,539

New Loans		                                3,960

Repayments		                              (3,732)

Other*		                                     163

Balance, December 31, 1994             		$ 1,930

*Other represents the balance of loans to directors and related parties at the date elected.

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due From Financial Institutions and Federal Funds
Sold_ For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities_For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans_The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits_The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased_For those short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Commitments_The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company's financial instruments are as follows at December 31, 1994 and 1993 (in thousands):

                                   	1994                  	1993
                           	Carrying	   Fair      	Carrying	    Fair
                            	Amount	    Value	      Amount	     Value
                              	$	         $          	$          	$

Financial assets:

Cash and due from
	financial institutions
	and federal funds
	sold, etc.		               22,955     	22,955     	14,362     	14,362

Securities available-
	for-sale		                 11,130     	11,130	     66,286     	66,442

Securities held-to-
	maturity	                 	56,809     	53,632     	20,655     	20,961

Loans                     		93,663	     94,245     	82,618	     83,700

	Less reserve for
	  loan losses		            (2,855)	    (2,855)	    (2,835)    	(2,835)

Loans, net of
	  reserve	                	90,808	     91,390     	79,783	     80,865

Financial liabilities:

	Deposits	                	178,208	    178,614    	184,217    	186,941

	Federal Funds
	  purchased, etc.		         3,634      	3,634      	2,180      	2,180

12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the financial statements. The Company does not anticipate any material losses as a result of these transactions. At December 31, 1994 and 1993, standby letters of credit were $108,400 and $840,000, respectively, under which the Company has agreed, subject to the terms of the agreement between the Company and the customer, to guarantee performance of the customer's obligation to a third party.

Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. Total loan commitments outstanding at December 31, 1994 and 1993, were approximately $2,939,000 and $1,153,000, respectively. Lines of credit are commitments to lend up to a specified amount. Amounts outstanding under lines of credit fluctuate because they are generally used to finance short-term, seasonal working capital needs of the borrower. Total unfunded lines of credit outstanding as of December 31, 1994 and 1993, were approximately $7,986,000 and $8,520,000, respectively. Substantially all of these loans and line of credit commitments are at variable rates.

First National uses the same credit policies in making commitments and issuing standby letters of credit as it does for on-balance-sheet instruments. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and income-producing properties. There are no commitments which present an unusual risk to the Bank, and no material losses are anticipated as a result of these transactions.

The Company and First National are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management based upon the advice of legal counsel, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

13. PARENT COMPANY FINANCIAL STATEMENTS

Summarized financial statements of First National Bankshares,
Inc. (Parent Company Only) follow (in thousands):

Statements of Condition
December 31,                                	1994        	1993

Investment in Subsidiaries		              $13,899     	$10,208

Cash and Cash Equivalents	                   	319         	133

Total Assets		                            $14,218	     $10,341

Dividends Payable and
  Other Liabilities		                     $   206     	$     4

Notes Payable		                                89	         302

Shareholders' Equity                     		13,923      	10,035

Total Liabilities and
	Shareholders' Equity		                   $14,218     	$10,341


Statements of Income
Years Ended December 31,       	1994        	1993	        1992

Income:

	Dividends Received
	  from Subsidiary		         $   302	     $     -	     $     -

	Interest from
	  Subsidiary		                    3    	       3	           5

Total Income	                   	305	           3	           5

Expenses:

	Directors Fees		                  4          	 4           	4

	Legal and Professional
	  Fees		                         90	          22          	12

	Other	                          	25           	1           	1

Total Expenses                 		119	          27	          17

                               		186	         (24)        	(12)

Equity in Undistributed
	Income of Subsidiaries	      	5,694	       2,142       	1,132

Net Income 		                 $5,880	      $2,118	      $1,120


Statements of Cash Flows
Year Ended December 31	         1994	        1993	        1992

Operating Activities

Net Income 		                $ 5,880     	$ 2,118	     $ 1,120

Adjustment to Reconcile
	Net Income to Net Cash
	Provided by (Used in)
	Operating Activities:

	Other	                           	-            -           	1

	Undistributed Income
	  of Subsidiaries		          (5,694)     	(2,142)	     (1,132)

Net Cash Provided by
  (Used in) Operating
  Activities	                   	186     	    (24)	        (11)

Cash and Cash Equivalents
  at Beginning of Year 		        133	         157         	168

Cash and Cash Equivalents
  at End of Year	         	 $    319     	$   133	    $    157


14. OTHER OPERATING EXPENSES

	The components of other operating expenses were (in thousands):

December 31,	                   1994	        1993	        1992

Legal and
 Professional Fees		         $   452	     $   318	     $   353

Stationery and Supplies		        178         	168         	170

Equipment Expense              		591         	571	         590

FDIC Assessment		                470	         506         	389

Other Expenses		               1,509       	1,103       	1,136

Compromise Settlement		            -	         210	           -

Total		                       $3,200	      $2,876      	$2,638

15.  RESTATEMENT

Subsequent to the issuance of the Company's 1994 consolidated financial statements, the Company discovered that an error had been made in the calculation of the valuation allowance against its deferred tax asset as of December 31, 1994. As a result, the 1994 consolidated financial statements have been restated from the amounts previously reported to reflect the revised valuation allowance.

A summary of the significant effects of the restatement, in thousands except for per share amounts, is as follows:

	                              	As
		                          Previously                  		As
                           		Reported	  Restatement	   Restated

For the year ended
  December 31, 994:

  Income Tax Credits		       ($4,504)	      $525	      ($3,979)

  Net Income		                $6,405	      ($525)      	$5,880

  Net Income Per Share	       	$3.17      	($.26)       	$2.91

As of December 31, 1994:

  Accrued Interest
    Receivable and
    Other Assets		          $  9,675	      ($525)	    $  9,150

  Shareholders' Equity		    $ 14,448	      ($525)	     $13,923

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
First National Bankshares, Inc.
Houma, Louisiana

We have audited the accompanying consolidated statements of condition of First National Bankshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of First National Bankshares, Inc. and subsidiaries for the year ended December 31, 1992 were audited by other auditors whose report, dated January 26, 1993, expressed an unqualified opinion on those consolidated statements and included an emphasis paragraph that described the Memorandum of Understanding discussed in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1994 and 1993 consolidated financial statements present fairly, in all material respects, the financial position of First National Bankshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 7 to the consolidated financial statements, in 1994 the Company changed its method of accounting for securities to conform with Statement of Financial Accounting Standards No. 115 and in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

As discussed in Note 15, the accompanying 1994 consolidated financial statements have been restated.


Deloitte & Touche LLP
New Orleans, Louisiana
January 26, 1995, except for Note 15, as to which the date is December 28, 1995

Report of Independent Public Accountants

To the Shareholders and Board of Directors of First National
Bankshares, Inc.:

We have audited the accompanying consolidated statement of condition of First National Bankshares, Inc. (a Louisiana Corporation) and subsidiaries as of December 31, 1992, not presented separately herein, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Notes 1, during 1989 the Company's subsidiary, First National Bank of Houma (the Bank) entered into a Memorandum of Understanding (the MOU) with the Office of the Comptroller of the Currency (the OCC), which requires, among other things, that the Bank maintain an equity ratio of 4.5 percent. The MOU requires annual submission of a three year capital plan (the Plan) to demonstrate the Bank's strategy to strengthen the Bank's capital. The ratios projected in the Plan superseded the 4.5 percent equity requirement required by the MOU provided the Bank meets the terms of the Plan. As required by the MOU, the Bank filed an update to the Plan (the Revised
Plan) in November 1992, which has been approved by the OCC. The Company has also, as required, submitted its Plan to the Federal Reserve Bank and expects approval. The Company and the Bank have consistently met the net income and equity projections in their Plans and expect to continue to place emphasis on managing the key risk areas discussed in Note 1 to maintain compliance.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Bankshares, Inc. and subsidiaries as of December 31, 1992, and the results of their operations and cash flows for the year ended December 31, 1992, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

New Orleans, Louisiana
January 26, 1993

                             SIGNATURES



   Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   FIRST NATIONAL BANKSHARES, INC.
                            (Registrant)


                                  DATE    02/02/96

                BY    /s/  James J. Buquet, Jr.
                           JAMES J. BUQUET, JR.
                          CHAIRMAN OF THE BOARD



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            DATE                              DATE     02-02-96



BY                                   BY  /s/     Calvin J. Ortego
             KAMAL ABDELNOUR                     CALVIN J. ORTEGO
                DIRECTOR                             DIRECTOR


            DATE    02/02/96                  DATE    02/02/96


BY /s/    James J. Buquet, Jr.       BY  /s/  Hilton J. Michel, Jr.
          JAMES J. BUQUET, JR.                HILTON J. MICHEL, JR.
               DIRECTOR                            DIRECTOR


            DATE    02/02/96                  DATE    02/02/96


BY /s/     Russell Blanchard         BY /s/        Jerome H. Mire
           RUSSELL BLANCHARD                       JEROME H. MIRE
        PRINCIPAL FINANCIAL AND       PRESIDENT, CHIEF EXECUTIVE
          ACCOUNTING OFFICER          OFFICER AND DIRECTOR