Form 10-Q/A
period 1995-03-31
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-02-07
CIK 700694

10-Q/A


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

Commission File Number 2-76198

          FIRST NATIONAL BANKSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)


Organized in Louisiana                       72-0807084
(State or Other Jurisdiction of (IRS Employer Identification No.)
Incorporation or Organization)

  600 East Main Street, Houma, Louisiana  70360
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


FIRST NATIONAL BANKSHARES, INC.

FORM 10-Q/A

INDEX


Part I.  Financial Information:

     Item 1.  Financial Statements

          Consolidated Statements of Condition as of March 31, 1995 (Restated) and December 31,
            1994 (Restated)

          Consolidated Statements of Income - Three months ended March 31, 1995 and 1994

          Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994

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

                                             (Unaudited)
                                              March 31,     December 31,
                                                1995           1994*
                                            (AS RESTATED)   (AS RESTATED)

ASSETS

Cash and due from banks                        $  7,206      $ 6,951

Due from financial institutions -
  Interest bearing                                6,507       16,004

Securities held-to-maturity
  (market value of $54,449
  and $53,632 at March 31, 1995
  and December 31, 1994, respectively)           56,128       56,809

Securities available-for-sale at market value
  (amortized cost of $20,095 and $11,217 at
  March 31, 1995 and December 31, 1994,
  respectively)                                  20,140       11,130

Loans                                            98,099       93,663

  Less:  Reserve for possible loan losses        (2,792)      (2,855)

Net Loans                                        95,307       90,808

Premises and equipment                            5,611        5,732

Other real estate and foreclosed assets, net        521          423

Other assets                                      9,117        9,150

     TOTAL ASSETS                              $200,537     $197,007

LIABILITIES

Deposits:

  Non interest-bearing deposits                $ 31,311     $ 27,310

  Interest-bearing deposits                     151,800      150,898

Total deposits                                  183,111      178,208

Federal funds purchased & securities sold
  under repurchase agreements                     1,667        3,634

Accrued interest, taxes and
  other liabilities                               1,058          951

Notes payable                                        36           89

Dividends payable                                 -0-            202

     TOTAL LIABILITIES                          185,872      183,084

SHAREHOLDERS' EQUITY

Common stock                                      5,044        5,044

  Par value ....................      $2.50

  Number of shares authorized .. 10,000,000

  Number of shares outstanding .  2,017,600

Additional paid in capital                       16,454       16,454

Accumulated deficit                              (4,904)      (5,483)

Net unrealized losses on
  securities available for sale                  (1,893)      (2,003)

ESOP - deferred compensation                        (36)         (89)

     TOTAL SHAREHOLDERS' EQUITY                  14,665       13,923

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $200,537     $197,007

*The statement of condition at December 31, 1994 has been taken from the audited statement of condition at that date.

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                Three months ended

                                              March 31,      March 31,
                                                1995           1994

INTEREST INCOME

  Interest and fees on loans ............     $ 2,242        $ 1,880

  Interest on securities:

    U.S. government securities ..........       1,105            922

    Mortgage-backed securities ..........          97            183

    State and municipal securities ......          14             14

    Other securities ....................          49             46

  Interest on funds sold ................          48             68

  Interest on deposits due from
   financial institutions ...............         147            -0-

       Total interest income ............       3,702          3,113

INTEREST EXPENSE

  Interest on deposits ..................       1,338          1,090

  Interest on funds purchased ...........          20             15

       Total interest expense ...........       1,358          1,105

         Net interest income ............       2,344          2,008

Provision for possible loan losses ......       -0-            -0-

  Net interest income after provision
    for possible loan losses ............       2,344          2,008

NON-INTEREST INCOME

  Service charges on deposit accounts ...         247            249

  Other commissions and fees ............          75             77

  Other operating income ................          70             49

  Securities gains (losses) .............          (1)             3

  Trust services income .................          81             79

       Total non-interest income ........         472            457

NON-INTEREST EXPENSE

  Salaries ..............................         716            700

  Employee benefits .....................         201            209

  Net occupancy expense .................         162            155

  Equipment expense .....................         161            140

  Expense associated with OREO
    and problem loans ...................          26             99

  Other operating expense ...............         679            633

       Total non-interest expense .......       1,945          1,936

Income before income taxes...............         871            529

Income taxes ............................         292            (21)

Net income ..............................     $   579        $   550

Per share data (based on the weighted
  average shares outstanding, 2,017,600,
  during the periods:)

     Net income .........................       $ .29          $ .27
     Cash dividends declared ............       $ -0-          $-0-

The accompanying notes are an integral part of these statements.


          FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                          Three Months Ended March 31,
(Thousands)                                      1995        1994

CASH FLOWS FROM OPERATIONS ACTIVITIES:

    Net Income ......................... ..    $    579    $    550

      Adjustments to Reconcile Net
      Income to Net Cash Provided
      by Operating Activities:

    Depreciation, Amortization
      and Accretion .......................          83         146

    Provision For Losses on
      Other Real Estate ...................           4         (12)

    Deferred Income Taxes .................         288         (27)

    Realized (Gains) Losses on Securities .           1          (3)

    (Gains) Losses on Sale of Property ....         (40)         46

    (Increase) Decrease in Accrued
      Interest Receivable .................        (109)         37

    Increase in Accrued Interest Payable...         125          79

    Decrease in Other Assets ..............        (203)       (210)

    Decrease in Other Liabilities .........         (18)        (46)

NET CASH PROVIDED BY OPERATING ACTIVITIES..         710         560

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from Sales of Securities
      Available-for-Sale ..................       -0-        13,633

    Proceeds From Maturities and Calls
      of Securities - Held-to-Maturity ....         733      22,638

      Available-for-Sale ..................       6,062       9,115

    Purchase of Securities -
      Held-to-Maturity ....................        -0-       (8,987)

      Available-for-Sale ..................     (14,911)    (29,625)

    Loans Purchased .......................       -0-          (113)

    Net (Increase) Decrease in Loans ......      (4,640)        732

    Net Decrease in
      Short-Term Investments ..............       9,496       2,100

    Proceeds From Sale of Premises,
      Equipment & Foreclosed Property .....          98         269

    Purchases of Premises and Equipment ...         (27)        (50)

NET CASH (USED) PROVIDED BY
  INVESTING ACTIVITIES ....................      (3,189)      9,712

CASH FLOWS FROM FINANCING ACTIVITIES:

    Interest Increase in Non-Interest
      Bearing Deposits ....................       3,925         964

    Net Decrease in Interest Bearing
      Deposits Other Than Certificates
      of Deposit ..........................      (2,360)    (11,601)

    Increase (Decrease) in
      Certificate of Deposits .............       3,338      (1,045)

    Increase (Decrease) in
      Short-Term Borrowings ...............      (1,967)        998

    Dividends Paid ........................        (202)      -0-

NET CASH (USED) PROVIDED
  BY FINANCING ACTIVITIES .................       2,734     (10,684)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ....................         255        (412)

Cash and Cash Equivalents at
  Beginning of Year .......................       6,951       7,262

CASH AND CASH EQUIVALENTS AT END OF YEAR ..    $  7,206   $   6,850

CASH INTEREST INCOME RECEIVED .............    $  3,593   $   3,151

CASH INTEREST EXPENSE PAID ................    $  1,233   $   1,027

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

MARCH 31, 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: First National Bankshares, Inc. (the Company) is a bank holding company whose principal subsidiary is the First National
Bank of Houma (First National).

NOTE 2:  The Company adopted Statement of Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. SFAS No. 114 requires the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively evaluated for impairment include all single family mortgage loans, loans to individuals for household, family and other consumer expenditures and commercial, industrial, and real estate loans ("major loans") under a certain dollar amount, excluding loans which have entered the workout process. The adoption of SFAS No. 114 did not result in additional provisions for losses due to the Company's continuing policy of measuring loan impairment based on methods prescribed in SFAS No. 114.

The Company considers a loan to be impaired when, based upon current information and events, doubt exists that the Company will be able to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans within the scope of SFAS No. 114 include certain troubled debt restructurings, and performing and non performing major loans in which full payment of principal or interest is doubtful.

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

The Company's impaired loans and the related allowance amounted to approximately $1,785,000 and $610,000 at March 31, 1995, respectively. There was no significant change in these amounts during the three months ended March 31, 1995. Interest income recognized on these loans amounted to approximately $6,700 for the three months ended March 31, 1995.

NOTE 3: The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the restated financial statements and notes thereto included in the amended 1994 Annual Report on Form 10-K/A of First National Bankshares, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

The foregoing three months interim results of 1995 are not necessarily indicative of the results of operations of the full year 1995.

NOTE 4: Subsequent to the issuance of the Company's 1994 consolidated financial statements, the Company discovered that an error had been made in the calculation of the valuation allowance against its deferred tax asset as of December 31, 1994. As a result, the 1994 consolidated financial statements have been restated from the amounts previously reported to reflect the revised valuation allowance.

For the period reflected by these financial statements, the restatement affects the following items:

                             	December 31, 1994	          March 31, 1995
                            	Other	   Shareholders'    Other    	Shareholders'
                           	Assets      	Equity	       Assets	      Equity

As Originally Reported	     $9,675	      $14,448	      $9,642      	$15,190

Restatement	                  (525)	        (525)	       (525)	        (525)

As Restated	                $9,150      	$13,923	      $9,117      	$14,665

	The foregoing changes are reflected throughout these restated financial statements. For an indication of the impact of the restatement on other periods, refer to the restated financial statements for those periods.

FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESTATED

CONSOLIDATED STATEMENTS OF INCOME AND

CHANGES IN FINANCIAL POSITION

Introduction

The following discussion and analysis of operations for the quarter ending March 31, 1995 highlight the changes in financial position and results of operations of First National Bankshares, Inc. (the Company). The financial position and results of operations of the Company for the period indicated were due primarily to its banking subsidiary, First National Bank of Houma (First National Bank or the Bank). Management's discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report.

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

For the period reflected by this report, the restatement affects the following items:

	                            December 31, 1994	        March 31, 1995
	                          Other   	Shareholders'  	Other   	Shareholders'
                           Assets	     Equity	      Assets	     Equity

As Originally Reported	    $9,675	     $14,448	     $9,642	     $15,190

Restatement	                 (525)	       (525)	      (525)	       (525)

As Restated	               $9,150     	$13,923     	$9,117     	$14,665

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

Changes in the Company's Consolidated Financial Position

During the first quarter of 1995, loans increased $4,436,000 a
4.7 percent increase from year end 1994. Proceeds from securities available-for-sale sold during the fourth quarter of 1994 were used to purchase U.S. Treasury obligations in the first quarter of 1995. This resulted in an increase of $9,010,000 or a 81.0 percent increase in securities available-for-sale. While the Company's book value of securities held-to-maturity at March 31, 1995 did not change substantially from December 31, 1994, the unrealized loss with respect to these instruments improved from an unrealized loss of $3,177,000 at December 31, 1994 to an unrealized loss of
$1,679,000 at March 31, 1995.   At March 31, 1995 and December
31, 1994, other assets included $5,315,000 and $5,661,000,
respectively, in deferred tax assets.

Progress continues in First National's efforts to liquidate property acquired in satisfaction of debt previously contracted. Management is confident that it will be able to convert to earning assets a substantial portion of the remaining $521,000 of property acquired in satisfaction of debt previously contracted.

Non interest bearing deposits reflects an increase of $4,001,000, or 14.7 percent, from year end 1994. Interest bearing deposits showed a $902,000 increase, a 0.6 percent increase, during the first quarter of 1995.

Results of the Company's Operations

For the three month period ending March 31, 1995, compared to the same period in 1994, interest income increased $589,000 or 18.9 percent, the result of rising interest rates and increased volumes of loans. Interest expense increased $253,000 or 22.9 percent, during the same period. The principal reasons for the increase was the increased balances in interest bearing deposits and rising interest rates. The net effect was an increase in net interest income of $336,000, an improvement of
16.7 percent, for the three month period ending March 31, 1995 compared to the same period in 1994.

Non-interest income increased $15,000, a 3.3 percent increase, when comparing the first three months of 1995 to 1994. The increase is directly related to a gain realized from the sale of repossessed personal property. Non-interest expense increased $9,000 or .5 percent during the same period. The increase reflects the net effect of increases in salaries and wages, equipment expense and professional fees and decreases in expenses associated with OREO and other problem loans.

Nonperforming assets continue to have a significant impact on the results of operations for the Company. Nonperforming assets increased $14,000 or .3 percent at March 31, 1995 as compared to December 31, 1994. On March 31, 1995, renegotiated loans still accruing include a loan for $1,896,000 that is guaranteed by the Farmers Home Administration. Shown below is a schedule of the Company's nonperforming assets (in thousands):

                                         March 31,   December 31,
                                           1995          1994

Loans:

   90 days or more past
     due, but still
     accruing interest ................   $   78       $   64

   Renegotiated loans still accruing ..    2,431        2,444

   Nonaccruing ........................    1,952        2,037

Total Nonperforming Loans .............    4,461        4,545

Other Real Estate and Foreclosed
   Property (Net of Reserves) .........     521           423

Total Nonperforming Assets ............  $4,982        $4,968

In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with present terms. At March 31, 1995, these loans totaled approximately $769,000. This represents a decrease of $25,000 or 3.1 percent from the $794,000 balance on December 31, 1994.

Income before income taxes for the three month period increased $342,000, or 64.6 percent. Net income for the same period increased $29,000. In 1993, when the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109, it established a valuation allowance against its deferred tax assets. This valuation allowance was established due to the uncertainty of utilizing prior years' net operating loss carryforwards.

In the third quarter of 1994, the Company began reducing its valuation allowance based upon the likelihood it would utilize prior years' net operating loss carryforwards. The credits for income taxes in 1994 totaled $3,979,000.

During the first quarter of 1995, the Company began utilizing its net operating loss carryforwards and reduced deferred tax assets by $288,000. The total provision for income taxes at March 31, 1995 was $292,000.

Liquidity

The Company has attempted to position itself to meet the demands of the changing economic conditions with a high ratio of net liquid assets to net liabilities. At year-end 1994, this ratio stood at 36.5 percent and on March 31, 1995, 36.0 percent. In an attempt to position itself to meet the demands of the changing economic conditions, the Company has identified approximately $20,139,000 in securities available for sale which are carried in the statement of condition at market value. The securities available for sale were identified to comply with regulatory guidelines which require that if the intent is not to hold the securities to maturity that they be so identified and carried as securities available for sale. A schedule of the Company's interest sensitivity/GAP analysis follows:

INTEREST SENSITIVITY/GAP ANALYSIS

(in thousands)
MARCH 31, 1995          INTEREST RATE SENSITIVITY PERIOD
                   0-3      4-12       1-5      Over 5
                 Months    Months     Years     Years     TOTAL
ASSETS:

   Loans        $28,863   $10,863   $37,063   $19,358   $ 96,147

   Investments   39,803    14,653    18,657     3,155     76,268

   Other          6,508     -0-       -0-       -0-        6,508

   Total Assets $75,174   $25,516   $55,720   $22,513   $178,923

FUNDING SOURCES:

   Interest-
     Bearing
     Deposits   $59,523   $30,353   $22,648   $39,471   $151,995

   Short-Term
     Funds        1,367     -0-       -0-       -0-        1,367

   Long Term
     Debt            36     -0-       -0-       -0-           36

   Total Funding
     Sources    $60,926   $30,353   $22,648   $39,471   $153,398

REPRICING/MATURITY GAP:

   Period       $14,248   $(4,837)  $33,072   $16,958      --

   Cumulative   $14,248   $ 9,411   $42,483   $25,525      --

   Period Gap/
    Total Assets    8.0%     (2.7)%    18.5%     (9.5)%    --

   Cumulative
     Gap/Total
     Assets         8.0%      5.3 %    23.7%     14.3 %    --

Amounts stated include only fixed and variable rate instruments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to change in rate. The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature. Because changes in rates paid on interest-bearing demand deposits have lagged behind changes in rates on other instruments, only 50 percent of the balance of interest-bearing demand deposits is included in the first period and 50 percent is included in the last period.

Capital Adequacy

The Company's and First National's equity were negatively affected in previous periods by the depressed local economy which resulted in substantial expenses associated with problem assets. Management feels that it has identified its problems and has taken the steps it feels necessary to return First National and therefore the Company to more acceptable operating results.

As previously reported in the amended Annual Report on Form 10-K/A for the year ended December 31, 1994, the Company and First National are subject to the regulatory risk-based capital guidelines. The applicable risk-based capital ratios are as follows:

First National              March 31,   December 31,  Regulatory
Bankshares, Inc.              1995         1994        Minimums

Tier 1 Capital/Risk
 Weighted Assets Ratio ...   13.81%       13.38%         4.00%

Total Capital/Risk
 Weighted Assets Ratio ...   15.06%       14.63%         8.00%

Leverage Ratio ...........    7.51%        7.28%         3.00%


First National Bank         March 31,   December 31,  Regulatory
Bank of Houma                 1995         1994        Minimums

Tier 1 Capital/Risk
 Weighted Assets Ratio ...   13.85%       13.41%         4.00%

Total Capital/Risk
 Weighted Assets Ratio ...   15.10%       14.66%         8.00%

Leverage Ratio ...........    7.53%        7.30%         3.00%

In January of 1995, the Company paid a dividend, which it had declared in December of 1994, of $.10 per common share. This was the first dividend in several years, since the Company had not paid a dividend since 1987. The Company is still required to obtain regulatory approval prior to any future dividend declarations.

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


                              FIRST NATIONAL BANKSHARES, INC.
                                     (Registrant Company)



DATE: February 2, 1996        BY   /s/ Jerome H. Mire
                                JEROME H. MIRE
                                CHIEF EXECUTIVE OFFICER AND
                                 PRESIDENT


DATE: February 2, 1996        BY   /s/ Russell Blanchard
                                RUSSELL BLANCHARD
                                CHIEF FINANCIAL OFFICER AND
                                 COMPTROLLER