Form 10-Q/A
period 1995-06-30
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-02-07
CIK 700694

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


FIRST NATIONAL BANKSHARES, INC.

FORM 10-Q/A

INDEX

Part I.  Financial Information:

	Item 1.  Financial Statements

		Consolidated Statements of Condition as of
		  June 30, 1995 (Restated) and December 31,
		  1994 (Restated)

		Consolidated Statements of Income - Three
		  months and six months ended June 30,
		  1995 (Restated) and 1994

		Consolidated Statements of Cash Flows for
		  six months ended June 30, 1995 (Restated) and 1994

 	Notes to Consolidated Financial Statements

	Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations

Part II.  Other Information:

	Item 4.  Submission of Matters to a Vote
              of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

        Signatures


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)
                                             	(Unaudited)
                                                06-30-95 	 12-31-94*
                                            (AS RESTATED) (AS RESTATED)

ASSETS

Cash and due from banks 	                       $  7,333  	$  6,951

Due from financial institutions - Interest-
  bearing 	                                        5,574     16,004

Securities held-to-maturity (market value of
  $54,864 and $53,632 at June 30, 1995 and
  December 31, 1994, respectively)                55,161  	  56,809

Securities available-for-sale at market value
  (amortized cost of $17,960 and $11,217 at
  June 30, 1995 and December 31, 1994,
  respectively) 	                                 18,217  	   11,130

Loans                                           	106,869     	93,663

 Less: Reserve for possible loan losses 	          2,784  	    2,855

Net Loans                                        104,085     	90,808

Premises and equipment                            	5,512      	5,732

Other real estate and foreclosed assets, net        	460        	423

Other assets 	                                     8,081   	   9,150

     TOTAL ASSETS                              	$204,423   	$197,007

LIABILITIES

Deposits:

 Non interest-bearing deposits                  $ 28,091   	$ 27,310

 Interest-bearing deposits 	                     158,833   	 150,898

Total deposits                                  	186,924    	178,208

Federal funds purchased & securities sold
  under repurchase agreements                    	 1,167     	 3,634

Accrued interest, taxes and other liabilities 	      928        	951

Notes payable                                         	0         	89

Dividends payable 	                                  101    	    202

     TOTAL LIABILITIES                          	189,120    	183,084

SHAREHOLDERS' EQUITY

Common stock                                      	5,044      	5,044

 Par value ................................$2.50

 Number of shares authorized .........10,000,000

 Number of shares outstanding ........ 2,017,600

Additional paid in capital 	                      16,454     	16,454

Accumulated deficit                              	(4,500)    	(5,483)

Net unrealized losses on securities
  available-for-sale                              (1,695) 	   (2,003)

ESOP - deferred compensation 	                         0  	      (89)

     TOTAL SHAREHOLDERS' EQUITY                	  15,303  	   13,923

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $204,423  	 $197,007

*The statement of condition at December 31, 1994 has been taken from the audited statement of condition at that date. The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

                              	Three months ended 		Six months ended
                              	06-30-95 	06-30-94 	06-30-95  06-30-94
                                 (AS                 (AS
                               RESTATED)           RESTATED)

INTEREST INCOME

  Interest and fees on loans 	   $2,471  	 $1,901   	$4,713   	$3,781

  Interest on securities:

    U.S. government securities   	1,153  	  1,016    	2,258    	1,938

    Mortgage-backed securities      	92      	220      	189      	403

    State and municipal securities 	 15       	14       	29       	28

    Other securities 	               52       	38      	101       	84

  Interest on funds sold             	1       	28       	49       	96

  Interest on deposits due from
    financial institutions           64  	      0  	    211  	      0

       Total interest income 	    3,848    	3,217    	7,550    	6,330

 INTEREST EXPENSE

  Interest on deposits 	          1,476    	1,100    	2,814    	2,190

  Interest on funds purchased        11        35  	     31  	     50

       Total interest expense 	   1,487   	 1,135   	 2,845   	 2,240

           Net interest income  	 2,361   	 2,082   	 4,705 	   4,090

Provision for possible loan losses 	  0  	   (500)        0      (500)

  Net interest income after
    provision for possible loan
    losses 	                      2,361  	  2,582   	 4,705   	 4,590

 NON-INTEREST INCOME

  Service charges on deposit
    accounts 	                      247     	 244     	 494       493

  Other commissions and fees        	76       	84      	151      	161

  Other operating income 	           14  	     34       	84       	83

  Securities gains (losses) 	        (2)    	(104)      	(3)    	(101)

  Trust services income         	   107   	    79   	   188   	   158

       Total non-interest income   	442      	337      	914      	794

 NON-INTEREST EXPENSE

  Salaries                         	744      	701    	1,460    	1,401

  Employee benefits                	180      	208      	381      	417

  Net occupancy expense 	           153      	173      	315      	328

  Equipment expense 	               164      	157      	325      	297

  Expense associated with OREO
    and problem loans 	              57      	 70      	 83     	 169

  Other operating expense 	         744       564   	 1,423   	 1,197

       Total non-interest expense 2,042   	 1,873   	 3,987  	  3,809

Income before income taxes 	        761   	 1,046   	 1,632   	 1,575

Income taxes                    	   256   	  (125)  	   548   	  (146)

Net income 	                     $  505   	$1,171   	$1,084   	$1,721

Per share data (based on the weighted average shares outstanding, 2,017,600, during the periods:)

     Net income 	                  $.25     	$.58     	$.54     	$.85
     Cash dividends declared 	     $.05     	$.00     	$.05     	$.00

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  	Six months ended June 30,
(In Thousands)           	                              1995       	1994
                                                   (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income 	                                        $  1,084  	$  1,721

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, amortization and accretion                 181       	304

  Provision for loan losses                                 	0      	(500)

  Provision for losses on other real estate                 	1       	(33)

  Deferred income taxes                                   	538      	(164)

  Realized (gains) losses on securities 	                    3       	101

  (Gains) losses on sale of property                      	(44)       	74

  Increase in accrued interest receivable                	(398)     	(240)

  Increase in accrued interest payable 	                    89       	105

  Decrease in other assets                                	776        	23

  Decrease in other liabilities 	                         (112)     	(119)

NET CASH PROVIDED BY OPERATING ACTIVITIES               	2,118     	1,272

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of securities
    available-for-sale 	                                     0   	 28,803

  Proceeds from maturities and calls of securities -

    Held-to-maturity                                   	 1,805   	 23,472

    Available-for-sale                                  	8,256    	11,780

  Purchase of securities -

    Held-to-maturity                                        	0   	(12,738)

    Available-for-sale                                	(14,956)  	(44,972)

  Loans purchased                                           	0    	(2,113)

  Net (increase) decrease in loans                    	(13,432)      	786

  Net (increase) decrease in short-term investments     10,430    	(1,400)

  Proceeds from sale of premises, equipment &
    foreclosed property                                  	 188      	 396

  Purchases of premises and equipment                     	(74)     	(269)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES 	      (7,783)    	3,745

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in non-interest bearing deposits 	          776     	9,519

  Net decrease in interest bearing deposits
    other than certificates of deposits 	               (3,099) 	 (13,935)

  Increase (decrease) in certificates of deposits      	11,039    	(2,026)

  Increase (decrease) in short-term borrowings         	(2,467)      	520

  Dividends paid                                         	(202)        	0

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES        	6,047     (5,922)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   	 382       (905)

Cash and cash equivalents at beginning of period        	6,951     	7,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD           	$  7,333 	 $  6,357

CASH INTEREST EXPENSE PAID                           	$  2,757  	$  2,135

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

For the period reflected by these financial statements, the restatement affects the following items:

                                    	December 31, 1994

                                 	Other	      Shareholders'
                                 	Assets	        Equity

As Originally Reported	           $9,675	        $14,448

Restatement	                        (525)	          (525)

As Restated	                      $9,150	        $13,923

                                      June 30, 1995

                                  Other	      Shareholders'
	                                 Assets	        Equity

As Originally Reported	           $8,680	        $15,902

Restatement	                        (599)	          (599)

As Restated	                      $8,081        	$15,303

                                        	Three Months Ended
                                            June 30, 1995

                                 	Income		                  Net
                                   	Tax	        Net      	Income
                                 	Expense	     Income	   Per Share

As Originally Reported	             $182       	$579	      $0.29

Restatement	                          74	        (74)     	(0.04)

As Restated	                        $256       	$505	      $0.25

                                         	Six Months Ended
                                           	June 30, 1995

                                  Income                  		Net
                                   	Tax	        Net	      Income
                                 	Expense	     Income	   Per Share

As Originally Reported	             $474	     $1,158	      $0.57

Restatement	                          74	        (74)     	(0.04)

As Restated	                        $548      $1,084      	$0.54

The foregoing changes are reflected throughout these restated financial statements. For an indication of the impact of the restatement on other periods, refer to the restated financial statements for those periods.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESTATED
CONSOLIDATED STATEMENTS OF INCOME AND
CHANGES IN FINANCIAL POSITION

Introduction

The following discussion and analysis of operations for the quarter ending June 30, 1995 highlight the changes in financial position and results of operations of First National Bankshares, Inc. (the Company). The financial position and results of operations of the Company for the period indicated were due primarily to its banking subsidiary, First National Bank of Houma (First National Bank or the Bank). Management's discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report.

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

For the period reflected by this report, the restatement affects the following items:

                              	December 31, 1994

	                             Other   	Shareholders'
                              Assets     	Equity

As Originally Reported	       $9,675	     $14,448

Restatement	                    (525)	       (525)

As Restated	                  $9,150	     $13,923

                                 June 30, 1995

                              Other	   Shareholders'
                             	Assets	     Equity

As Originally Reported	       $8,680	     $15,902

Restatement	                    (599)	       (599)

As Restated	                  $8,081     	$15,303

                                  	Three Months Ended
                                	    June 30, 1995
                             	Income	              	  Net
                               	Tax	       Net	     Income
                             	Expense	   Income	   Per Share

As Originally Reported	        $182      	$579      	$0.29

Restatement	                     74	       (74)     	(0.04)

As Restated	                   $256      	$505      	$0.25

                                   Six Months Ended
                                    	June 30, 1995
                             	Income	                	Net
                               	Tax	       Net	     Income
	                             Expense	   Income   	Per Share

As Originally Reported	        $474     	$1,158     	$0.57

Restatement	                     74	        (74)	    (0.04)

As Restated	                   $548     	$1,084	     $0.54

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

At June 30, 1995 and December 31, 1994, other assets included $4,964,000 and $5,661,000, respectively, in deferred tax assets. The reduction in deferred tax assets is attributable to the use by the Company of net operating loss carryforwards during the period. To the extent the Company continues to utilize net operating loss carryforwards in future periods, there will be further reductions in deferred tax assets.

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

Results of the Company's Operations

Income before income taxes for the six month period in 1995 increased $57,000, or 3.6 percent, to $1,632,000 compared to $1,575,000 for the first six months of 1994. Net income for the same period was $1,084,000, a decrease of $637,000, or 37.0 percent, from the first six months of 1994. The decrease is directly attributable to the Company recording a $548,000 income tax expense in 1995 as compared to recording a $146,000 credit to income tax expense in the same period in 1994, and to the Company's not recording a credit provision for loan losses in 1995, compared to recording a $500,000 credit provision in the same period in 1994. In 1993, when the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109, it established a valuation allowance against its deferred tax assets. This valuation allowance was established due to the uncertainty of utilizing prior years' net operating loss carryforwards. During 1994, the Company reduced its valuation allowance based upon the likelihood it would utilize prior years' net operating loss carryforwards by $3,979,000 and decreased its income tax expense by the same amount. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the first half of 1995, the Company began utilizing its net operating loss carryforwards and reduced deferred tax assets by $538,000. The total provision for income tax expense at June 30, 1995 was $548,000, with $10,000 representing the Company's estimated alternative minimum tax for the period.

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

When comparing second quarter results of 1995 to 1994, income before income taxes and net income decreased $285,000 and $666,000, respectively. The decrease in income before income taxes is the result of the $500,000 credit provision for possible loan losses recorded in the second quarter of 1994 as compared to no credit provision recorded in the same period in 1995 offset by $104,000 in nonrecurring losses on securities transactions recorded in the second quarter of 1994. The reduction in net income is attributable to the above combined with the Company recording a $256,000 income tax expense in the second quarter of 1995 as compared to a $125,000 credit to income tax expense in the same period in 1994. Net interest income before provisions for loan losses reflected an increase of $279,000 or 13.4 percent. This increase is directly attributable to the increase in the volume of loans. Non interest income increased $105,000, a 31.2 percent increase.
The increase is a result of increased fees earned for trust services in 1995 and non recurring losses recorded in the second quarter of 1994 from securities transactions. Non interest expense increased $169,000 or 9.0 percent. The increase was the net effect of increases recorded for expenses for property taxes, directors fees, advertising, and legal and professional fees offset somewhat by reduced expenses associated with OREO and problem loans.

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

INTEREST SENSITIVITY/GAP ANALYSIS

(in thousands)
June 30, 1995 	                   INTEREST RATE SENSITIVITY PERIOD
                  	0-3 Months 	4-12 Months 	1-5 Years 	Over 5 Years 	 TOTAL

ASSETS:

  Loans            	$31,544  	   $12,368    	$41,303    	$ 19,871   	$105,086

  Investments  	     43,712      	11,332     	18,805        	(471)    	73,378

  Other              	5,574           	0          	0           	0      	5,574

Total assets       	$80,830     	$23,700    	$60,108    	$ 19,400   	$184,038

FUNDING SOURCES:

  Interest-bearing
    deposits 	      $66,944  	   $30,045   	 $23,072   	 $ 38,772  	 $158,833

  Short-term funds 	  1,167           	0          	0           	0      	1,167

Total funding
  sources  	        $68,111     	$30,045    	$23,072    	$ 38,772   	$160,000

REPRICING/MATURITY  GAP:

  Period           	$12,719     	$(6,345)   	$37,036    	$(19,372)

  Cumulative       	$12,719     	$ 6,374    	$43,410    	$ 24,038

  Period gap/
    total assets 	      6.9%      	 (3.4%)      20.1%     	 (10.5%)

  Cumulative gap/
    total assets 	      6.9% 	       3.5%     	 23.6%      	 13.1%

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