Form 10-Q/A
period 1995-09-30
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-02-07
CIK 700694

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


FIRST NATIONAL BANKSHARES, INC.

FORM 10-Q/A

INDEX

Part I.  Financial Information:

	Item 1.  Financial Statements

		Consolidated Statements of Condition as of
		  September 30, 1995 (Restated) and
		  December 31, 1994 (Restated)

		Consolidated Statements of Income - Three
		  months and nine months ended September 30, 1995 (Restated) and 1994

		Consolidated Statements of Cash Flows for
		  nine months ended September 30,
		  1995 (Restated) and 1994

		Notes to Consolidated Financial Statements

	Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations

Part II.  Other Information:

	Item 4.  Submission of Matters to a Vote
              of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

        Signatures

FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands)

                                                  	(Unaudited)
                                                    09-30-95   	 12-31-94*
                                                 (AS RESTATED) (AS RESTATED)

ASSETS

Cash and due from banks 	                            $  8,750  	$  6,951

Due from financial institutions - Interest-
  bearing                                               3,483     16,004

Securities held-to-maturity (market value of
  $53,976 and $53,632 at September 30, 1995 and
  December 31, 1994, respectively)                  	  54,146  	  56,809

Securities available-for-sale at market value
  (amortized cost of $19,882 and $11,217 at
  September 30, 1995 and December 31,
  1994, respectively)                              	   20,095  	   11,130

Loans                                                	108,259     	93,663

 Less: Reserve for possible loan losses 	               2,697  	    2,855

Net Loans                                            	105,562     	90,808

Premises and equipment                                 	5,411      	5,732

Other real estate and foreclosed assets, net 	          1,037        	423

Other assets                                            9,404   	   9,150

     TOTAL ASSETS                                   	$207,888  	 $197,007

LIABILITIES

Deposits:

 Non interest-bearing deposits                      	$ 28,960   	$ 27,310

 Interest-bearing deposits 	                          159,752   	 150,898

Total deposits 	                                      188,712    	178,208

Federal funds purchased & securities sold
  under repurchase agreements 	                         1,901     	 3,634

Accrued interest, taxes and other liabilities          	1,345        	951

Notes payable                                              	0         	89

Dividends payable 	                                       101    	    202

     TOTAL LIABILITIES 	                              192,059    	183,084

SHAREHOLDERS' EQUITY

Common stock                                           	5,044      	5,044

 Par value ................................$2.50

 Number of shares authorized .........10,000,000

 Number of shares outstanding ........ 2,017,600

Additional paid in capital                            	16,454     	16,454

Accumulated deficit                                   	(4,002)    	(5,483)

Net unrealized losses on securities
  available-for-sale                                   (1,667) 	   (2,003)

ESOP - deferred compensation 	                              0  	      (89)

     TOTAL SHAREHOLDERS' EQUITY 	                      15,829   	  13,923

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $207,888  	 $197,007

*The statement of condition at December 31, 1994 has been taken from the audited statement of condition at that date. The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

                                      	Three months ended 	Nine months ended
                                      	09-30-95 	09-30-94 	09-30-95 	09-30-94
                                         (AS                 (AS
                                       RESTATED)           RESTATED)
INTEREST INCOME

  Interest and fees on loans 	           $2,615   	$2,060   	$7,328   	$5,841

  Interest on securities:

    U.S. government securities           	1,097     1,021    	3,355    	2,959

    Mortgage-backed securities              	86      	217      	275      	620

    State and municipal securities          	15       	14       	44       	42

    Other securities                        	52       	37      	153      	121

  Interest on funds sold                     	0  	      0       	49      	  0

  Interest on deposits due from
    financial institutions                   94  	      0  	    305  	      0

       Total interest income             	3,959    	3,398   	11,509    	9,728

 INTEREST EXPENSE

  Interest on deposits                   	1,581    	1,191    	4,395    	3,381

  Interest on funds purchased 	              20   	    22   	    51   	    72

       Total interest expense 	           1,601   	 1,213   	 4,446   	 3,453

          Net interest income 	           2,358   	 2,185   	 7,063   	 6,275

Provision for possible loan losses 	          0  	      0  	      0      (500)

  Net interest income after
    provision for possible loan losses 	  2,358   	 2,185   	 7,063   	 6,775

 NON-INTEREST INCOME

  Service charges on deposit accounts 	     255     	 246     	 749       739

  Other commissions and fees                	95  	     73      	246      	234

  Other operating income                    	15       	23       	99      	106

  Securities gains (losses)                   0  	      2       	(3)     	(99)

  Trust services income                 	    98   	    77    	  286   	   235

       Total non-interest income 	          463      	421    	1,377    	1,215

 NON-INTEREST EXPENSE

  Salaries                                 	886      	714    	2,346    	2,115

  Employee benefits 	                       141      	196      	522      	613

  Net occupancy expense 	                   177      	171      	492      	499

  Equipment expense                        	155      	151      	480      	448

  Expense associated with OREO
    and problem loans 	                      (7) 	    105      	 76     	 274

  Other operating expense               	   566   	   609   	 1,989   	 1,806

       Total non-interest expense 	       1,918   	 1,946   	 5,905     5,755

 Income before income taxes 	               903   	   660   	 2,535   	 2,235

Income taxes                            	   304   	(3,763) 	    852 	  (3,909)

Net income                              	$  599   	$4,423   	$1,683   	$6,144

Per share data (based on the weighted
  average shares outstanding,
  2,017,600, during the periods:)

     Net income                           	$.30    	$2.19     	$.83    	$3.05

     Cash dividends declared              	$.05    	$ .00     	$.10    	$ .00

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              	Nine months ended September 30,
(In Thousands) 	                                      1995       	1994
                                                  (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income 	                                       $  1,683  	$  6,144

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, amortization and accretion               	277       	464

  Provision for loan losses 	                               0      	(500)

  Provision for losses on other real estate               	 1       	(30)

  Deferred income taxes 	                                 822    	(3,950)

  Realized (gains) losses on securities 	                   3       	 99

  (Gains) losses on sale of property	                    (128)      	101

  (Increase) Decrease in accrued interest receivable     	200       (334)

  Increase in accrued interest payable                    121       	 36

  Increase in other assets 	                           (1,448)    	 (247)

  Increase (Decrease) in other liabilities                272       	(39)

NET CASH PROVIDED BY OPERATING ACTIVITIES 	             1,803     	1,744

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of securities
    available-for-sale                                   	  0   	 32,860

  Proceeds from maturities and calls of securities -

    Held-to-maturity 	                                  2,937  	  23,763

    Available-for-sale 	                                8,426     12,749

  Purchase of securities -

    Held-to-maturity                                     	  0   	(12,738)

    Available-for-sale                             	  (17,029)  	(50,869)

  Loans purchased                                         	 0    	(7,357)

  Loans sold                                          	(1,069)        	0

  Net increase in loans 	                             (14,512)     	(975)

  Net decrease in short-term investments 	             12,521      3,100

  Proceeds from sale of premises, equipment &
    foreclosed property 	                                 376      	 464

  Purchases of premises and equipment 	                  (122)     	(351)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES 	     (8,472)       646

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in non-interest bearing deposits 	       1,665     	4,084

  Net decrease in interest bearing deposits
    other than certificates of deposits 	              (2,629) 	 (14,133)

  Increase in certificates of deposits                 11,468    	 7,140

  Increase (decrease) in short-term borrowings 	       (1,733)    	1,253

  Dividends paid                                   	     (303)        	0

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES 	      8,468     (1,656)

NET INCREASE IN CASH AND CASH EQUIVALENTS 	             1,799      	 734

Cash and cash equivalents at beginning of period 	      6,951     	7,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	         $  8,750   $  7,996

CASH INTEREST EXPENSE PAID 	                         $  4,325 	 $  3,417

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

For the period reflected by these financial statements, the restatement affects the following items:

                                      December 31, 1994
                                   	Other      	Shareholders'
	                                   Assets         Equity

As Originally Reported	             $9,675	       $14,448

Restatement	                          (525)   	      (525)

As Restated	                        $9,150       	$13,923

                                      September 30, 1995
                                   	Other	       Shareholders'
                                   	Assets          Equity

As Originally Reported	            $10,169       	$16,594

Restatement                     	     (765)	         (765)

As Restated                       	$ 9,404       	$15,829

                                          	Three Months Ended
                                          	September 30, 1995
                                   	Income	                   	Net
                                  	   Tax	        Net	        Income
                                    Expense	     Income	     Per Share

As Originally Reported	              $138	        $765	        $0.38

Restatement	                          166	        (166)       	(0.08)

As Restated	                         $304	        $599	        $0.30

                                           	Nine Months Ended
                                          	September 30, 1995
                                    Income		                   Net
                                     	Tax	        Net         Income
                                   	Expense	    Income      	Per Share

As Originally Reported	              $612	      $1,923	        $0.95

Restatement	                          240	        (240)       	(0.12)

As Restated                         	$852      	$1,683        	$0.83

The foregoing changes are reflected throughout these restated financial statements. For an indication of the impact of the restatement on other periods, refer to the restated financial statements for those periods.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESTATED
CONSOLIDATED STATEMENTS OF INCOME AND
CHANGES IN FINANCIAL POSITION

Introduction

The following discussion and analysis of operations for the quarter ending September 30, 1995 highlight the changes in financial position and results of operations of First National Bankshares, Inc. (the Company). The financial position and results of operations of the Company for the period indicated were due primarily to its banking subsidiary, First National Bank of Houma (First National Bank or the Bank). Management's discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report.

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

For the period reflected by this report, the restatement affects the following items:

                                   	December 31, 1994
                                  	Other	   Shareholders'
                                  	Assets      Equity

As Originally Reported	            $9,675	     $14,448

Restatement	                         (525)	       (525)

As Restated	                       $9,150     	$13,923

                                   	September 30, 1995
                                  	Other   	Shareholders'
                                  	Assets	     Equity

As Originally Reported	           $10,169     	$16,594

Restatement	                         (765)	       (765)

As Restated	                      $ 9,404     	$15,829

                                        Three Months Ended
                                  	     September 30, 1995
                                 	Income                		Net
                                   	Tax	      Net	       Income
                                 	Expense    Income    	Per Share

As Originally Reported	            $138	      $765	       $0.38

Restatement	                        166	      (166)      	(0.08)

As Restated	                       $304      	$599       	$0.30

                                         Nine Months Ended
                                        	September 30, 1995
                                 	Income	                 	Net
                                   	Tax      	Net	       Income
                                 	Expense	   Income    	Per Share

As Originally Reported	            $612    	$1,923       	$0.95

Restatement	                        240	      (240)	      (0.12)

As Restated	                       $852    	$1,683       	$0.83

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

At September 30, 1995 and December 31, 1994, other assets included $4,666,000 and $5,661,000, respectively, in deferred tax assets. The reduction in deferred tax assets is attributable to the use by the Company of net operating loss carryforwards during the period. To the extent the Company continues to utilize net operating loss carryforwards in future periods, there will be further reductions in deferred tax assets.

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

Results of the Company's Operations

Income before income taxes for the nine month period in 1995 increased $300,000, or 13.4 percent, to $2,535,000 compared to $2,235,000 for the first nine months of 1994. Net income for the same period was $1,683,000, a decrease of $4,461,000, or
72.6 percent, from the first nine months of 1994. The decrease is directly attributable to the Company recording an $852,000 income tax expense in 1995 as compared to recording a $3,909,000 credit to income tax expense in the same period in 1994, and to the Company's not recording a credit provision for loan losses in 1995, compared to recording a $500,000 credit provision in the same period in 1994. In 1993, when the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109, it established a valuation allowance against its deferred tax assets. This valuation allowance was established due to the uncertainty of utilizing prior years' net operating loss carryforwards. During 1994, the Company reduced its valuation allowance by $3,979,000 based upon the likelihood it would utilize prior years' net operating loss carryforwards and decreased its income tax expense by the same amount. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the first nine months of 1995, the Company began utilizing its net operating loss carryforwards and reduced deferred tax assets by $822,000. The total provision for income tax expense at September 30, 1995 was $852,000.

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

When comparing third quarter results of 1995 to 1994, income before income taxes increased $243,000. Contributing to this increase was a $112,000 decrease in expenses associated with other real estate owned and problem loans and a $173,000 improvement in net interest income. Net income for the third quarter 1995 was $3,824,000 less than the net income for the third quarter 1994. The reduction in net income is attributable to the Company recording a $304,000 income tax expense in the third quarter of 1995 as compared to a $3,763,000 credit to income tax expense in the same period in 1994 offset somewhat by the improvements in expenses identified above. Net interest income before provisions for loan losses reflected an increase of $173,000 or 7.9 percent. This increase is directly attributable to the increase in the volume of loans. Non interest income increased $42,000, a 10.0 percent increase. The increase is a result of increased fees earned for trust services in 1995. Non interest expense decreased $28,000 or 1.5 percent. The decrease was the net effect of increases recorded for expenses for salaries and employee benefits offset by reduced expenses associated with OREO and problem loans.

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