Form 10-K
period 1995-12-31
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-04-01
CIK 700694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1995

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

   State the aggregate market value of voting stock held by
nonaffiliates of registrant as of March 19, 1996 -- Common --
$15,305,455

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1996.

 Common Stock ($2.50 par value) -- 2,017,600 shares outstanding

                DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Annual
Shareholders Meeting to be held on May 14, 1996 are incorporated into Part III hereof.

PART I

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

    	Regulation

     The operations of the Company and its subsidiaries are subject to regulation by the Louisiana Commissioner of Financial Institutions, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (FDIC), and the Office of the Comptroller of the Currency (OCC) under applicable state and federal law. These statutes and regulations relate to required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

     Payments of Dividends

     The Company is a bank holding company and its ability to fund dividend payments is dependent upon its ability to receive funds from First National. Due to regulatory restrictions, the Company and the Bank were not in a position to pay dividends from 1987 through the third quarter of 1994. During 1994, the Bank received permission from the OCC to transfer some of its equity to the Company in the form of cash. In 1994, the Company received permission from the Federal Reserve Bank of Atlanta to use a portion of that cash to pay a dividend of 10 cents per share. In 1995, the Company also received persmission from the Federal Reserve Bank of Atlanta to pay dividends totaling 16 cents per share.

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

     Annual Insurance Assessment

     First National is subject to deposit insurance assessment by the Federal Deposit Insurance Corporation. These assessments had been rising in recent years. In 1994, the Bank realized a decrease in the assessment due to the improved condition of First National. In 1995, the Company experienced additional lower assessments as a result of changes by the FDIC for well capitalized financial institutions.

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

     Employees

     As of December 31, 1995, the Company employed 95 full-time and 34 part-time persons, or approximately 112 full-time equivalent employees.

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

                          SCHEDULE I-A

        Distribution of Average Assets, Liabilities and
        Shareholders' Equity for the Periods Indicated

                                 For Years ended December 31,
                                       (In thousands)

                              1995         1994          1993

ASSETS:

Cash and due from
 financial institutions    $  6,606      $  6,854      $  6,940

Taxable securities           73,115        82,116        78,897

Non-taxable securities          653           666         1,253

Interest-bearing deposits
 with other banks             7,245         1,853             2

Net loans (1)               104,855        86,337        86,214

Allowance for possible
 loan losses                 (2,788)       (2,793)       (2,724)

Federal funds sold and
 securities purchased under
 agreements to resell           831         4,287         5,688

Other assets                 14,229        13,184        12,203

     TOTAL ASSETS          $204,746      $192,504      $188,473

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non interest-bearing
 deposits                  $ 28,245      $ 27,193      $ 25,972

Interest bearing deposits   158,441       149,655       149,577

     Total deposits         186,686       176,848       175,549

Funds purchased and
 securities sold under
 agreements to repurchase     1,644         3,125         2,315

Other liabilities             1,199         1,192         1,531

     Total liabilities      189,529       181,165       179,395

Shareholders' Equity         15,217        11,339         9,078

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY  $204,746      $192,504      $188,473


(1)  Gross loans and discounts, net of unearned income.

                          SCHEDULE I-B

         Average Amount Outstanding for Major Categories of Interest-Earning Assets and Interest-Bearing
             Liabilities for the Periods Indicated

                                  For Years Ended December 31,
                                        (In thousands)

                               1995         1994          1993

ASSETS:

Loans  (1)(2)               $104,855      $ 86,337      $ 86,214

Federal funds sold and
 securities purchased under
 agreements to resell            831         4,287         5,688

Taxable securities            73,115        82,116        78,897

Non-taxable securities           653           666         1,253

Interest-bearing deposits
 with other banks              7,245         1,853             2

     TOTAL INTEREST-
     EARNING ASSETS         $186,699      $175,259      $172,054

LIABILITIES:

Savings and negotiable
 interest-bearing deposits  $ 77,666      $ 83,931      $ 85,750

Time deposits                 80,775        65,724        63,827

Funds purchased and
 securities sold under
 agreements to repurchase      1,644         3,125         2,315

     TOTAL INTEREST-
     BEARING LIABILITIES    $160,085      $152,780      $151,892

(1)  Net of unearned income.

(2)  Includes nonaccrual loans.


                           SCHEDULE I-C

          Interest Earned or Paid on the Major Categories of Interest-Earning Assets and Interest-Bearing
               Liabilities for the Periods Indicated

                                For Years Ended December 31,
                                       (In thousands)

                             1995          1994           1993

Interest Earned On:

Loans                      $ 9,853        $ 8,000        $ 7,535

Federal funds sold and
 securities purchased
 under agreements to
 resell                         48            159            172

Taxable securities           4,949          4,939          4,569

Non-taxable securities          58             56             46

Interest-bearing deposits
 with other banks              419            103          -0-

    Total interest
     earned (1)            $15,327        $13,257        $12,322

Interest Paid On:

Savings and negotiable
 interest-bearing deposits $ 1,736        $ 1,854        $ 2,074

Time deposits                4,306          2,814          2,650

Funds purchased and
 securities sold under
 agreements to repurchase       68            105             61

     Total interest paid   $ 6,110        $ 4,773        $ 4,785

(1) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis as the effect is not significant.

                           SCHEDULE I-D

         Average Interest Rate Earned or Paid for Major
           Categories of Interest-Earning Assets and
    Interest-Bearing Liabilities for the Periods Indicated

                               For Years Ended December 31,

                            1995          1994          1993

Average Rate Earned On:

Loans                       9.40%         9.27%         8.74%

Federal funds sold and
 securities purchased
 under agreements to
 resell                     5.78%         3.71%         3.02%

Taxable securities          6.77%         6.01%         5.79%

Non-taxable securities      8.88%         8.41%         3.67%

Interest-bearing deposits
 with other banks           5.78%         5.56%         0.00%

     Total (weighted
     average rate) (1)      8.21%         7.56%         7.16%

Average Rate Paid On:

Savings and negotiable
 interest-bearing deposits  2.24%         2.21%         2.42%

Time deposits               5.33%         4.28%         4.15%

Funds purchased and
 securities sold under
 agreements to repurchase   4.14%         3.36%         2.63%

     Total (weighted
     average rate)          3.82%         3.12%         3.15%

(1) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis as the effect is not significant.

                        SCHEDULE I-E

              Net Interest Earnings and Net Yield
                  on Interest-Earning Assets

                                 Years ended December 31,
                          (In thousands except percentage data)

                            1995           1994           1993

Total interest income (1) $15,327        $13,257        $12,322

Total interest expense      6,110          4,773          4,785

Net Interest earnings     $ 9,217        $ 8,484        $ 7,537

Net yield on interest-
 earning assets              4.94%          4.84%          4.38%

(1) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis as the effect is not significant.

                           SCHEDULE I-F

     ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                           (In thousands)

                   Current             Prior            Increase
                    year               year            (decrease)

1995

  INTEREST
  INCOME: (1)

    Loans          $ 9,853            $ 8,000          $ 1,853

    Federal funds
     sold and
     securities
     purchased
     under
     agreements
     to resell          48                159             (111)

    Taxable
     securities      4,949              4,939               10

    Non-taxable
     securities         58                 56                2

    Other
     Investments       419                103              316

         Total     $15,327            $13,257          $ 2,070

  INTEREST EXPENSE:

    Savings and
     negotiable
     interest-
     bearing
     deposits      $ 1,736            $ 1,854          $  (118)

    Time deposits    4,306              2,814            1,492

    Funds purchased
     and securities
     sold under
     agreements to
     repurchase         68                105              (37)

         Total     $ 6,110            $ 4,773          $ 1,337
                                    Attributable to
                                                         Rate/
                         Volume           Rate          volume

1995

  INTEREST
  INCOME: (1)

    Loans               $  1,716         $   113        $    24

    Federal funds
     sold and
     securities
     purchased
     under
     agreements
     to resell              (128)             89            (72)

    Taxable
     securities             (541)            619            (68)

    Non-taxable
     securities               (1)              3           -0-

    Other
     Investments             300               4             12

         Total          $  1,346         $   828        $  (104)

  INTEREST EXPENSE:

    Savings and
     negotiable
     interest-
     bearing
     deposits           $   (138)        $    22        $    (2)

    Time deposits            644             690            158

    Funds purchased
     and securities
     sold under
     agreements to
     repurchase              (50)             24            (11)

         Total          $    456         $   736        $   145


                   Current             Prior            Increase
                    year               year            (decrease)

1994

  INTEREST
  INCOME: (1)

    Loans          $ 8,000            $ 7,535          $   465

    Federal funds
     sold and
     securities
     purchased
     under
     agreements
     to resell         159                172              (13)

    Taxable
     securities      4,939              4,569              370

    Non-taxable
     securities         56                 46               10

    Other
     Investments       103               -0-               103



         Total     $13,257            $12,322          $   935

  INTEREST EXPENSE:

    Savings and
     negotiable
     interest-
     bearing
     deposits      $ 1,854            $ 2,074          $  (220)

    Time deposits    2,814              2,650              164

    Funds purchased
     and securities
     sold under
     agreements to
     repurchase        105                 61               44

         Total     $ 4,773            $ 4,785          $   (12)

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34 percent in 1995 and 1994.

                                    Attributable to
                                                      Rate/
                        Volume           Rate         volume

1994

  INTEREST
  INCOME: (1)

    Loans              $     11         $   454        $  -0-

    Federal funds
     sold and
     securities
     purchased
     under
     agreements
     to resell              (42)             39            (10)

    Taxable
     securities             186             176              8

    Non-taxable
     securities             (22)             59            (27)

    Other
     Investments           -0-             -0-             103

         Total         $    133         $   728        $    74

  INTEREST EXPENSE:

    Savings and
     negotiable
     interest-
     bearing
     deposits          $    (44)           (180)       $     4

    Time deposits            79              83              2

    Funds purchased
     and securities
     sold under
     agreements to
     repurchase              21              17              6

         Total         $     56         $   (80)       $    12

(1) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis as the effect is not significant.

                              SCHEDULE II-A

                          Securities Portfolio

      Book and Market values of securities at the dates indicated

                                           December 31,
                                          (In thousands)

                    1995               1994              1993

                  Book    Market    Book    Market     Book     Market
                  Value   Value     Value   Value      Value    Value

U.S. Treasury
 Securities      $14,230  $14,230  $ 6,038  $ 6,015   $   328  $   335

U.S. Government
 Agencies         55,077   54,702   53,074   49,990    71,748   71,874

U.S. Government
 Agency
 Mortgage-Backed
 Securities        4,335    4,335    5,090    5,083    10,769   11,155

State and
 Municipal
 Obligations         520      569      673      622       864      800

Other
 Securities (1)    3,104    3,104    3,064    3,052     3,232    3,239

    Total        $77,266  $76,940  $67,939  $64,762   $86,941  $87,403

NOTE: The Company at December 31, 1995, 1994 and 1993 did not own any debt securities, with a book value greater than 10% of equity, issued by a state of the U.S. and its political subdivisions or agencies which are payable from and secured by the same source of revenue or taxing authority.

(1) At December 31, 1995, the Company held a collateralized mortgage obligation issued by Merrill Lynch Capital Market with a book value of $1,992,000 and a market value of $1,899,000.

                            SCHEDULE II-B

              Maturity of Securities at December 31, 1995
            and Weighted Average Yields of Such Securities

                                    Maturity
                      (In thousands except percentage data)

                                             After one
                            Within           but within
                           one year          five years
   HELD-TO-MATURITY     Amount   Yield     Amount   Yield

   U.S. treasury
    securities         $ -0-      0.00%    $ -0-     0.00%

   U.S. government
    agencies             -0-      0.00%     5,970    3.83%

   State and municipal
     obligations         -0-      0.00%      -0-     0.00%

   Other
     securities (3)      -0-      0.00%      -0-     0.00%

       Total           $ -0-      0.00%    $5,970    3.83%

                          After five
                          but within           After
                          ten years          ten years

   HELD-TO-MATURITY     Amount   Yield     Amount   Yield

   U.S. treasury
    securities         $ -0-      0.00%    $ -0-     0.00%

   U.S. government
    agencies            2,569     3.49%     1,592    2.74%

   State and municipal
     obligations         -0-      0.00%       520    8.25%

   Other
     securities (3)      -0-      0.00%      -0-     0.00%

       Total           $2,569     3.49%    $2,112    4.10%

                            Total
   HELD-TO-MATURITY     Amount   Yield

   U.S. treasury
    securities         $ -0-      0.00%

   U.S. government
    agencies            10,131    3.57%

   State and municipal
    obligations            520    8.25%

   Other
    securities (3)       -0-      0.00%

       Total           $10,651    3.80%

   Mortgage-backed
    securities         $ -0-      0.00%

   Total Amortized
    Cost               $10,651    3.80%

                                             After one
                            Within           but within
                           one year          five years

   AVAILABLE-FOR-SALE  Amount   Yield     Amount    Yield

   U.S. treasury
    securities         $5,982     6.36%   $ 8,003    7.22%

   U.S. government
    agencies              993     0.00%     4,980    6.08%

   State and municipal
     obligations         -0-      0.00%      -0-     0.00%

   Other
     securities (3)      -0-      0.00%      -0-     0.00%

       Total           $6,975     0.00%   $12,983    6.78%

                          After five
                          but within           After
                          ten years          ten years

   AVAILABLE-FOR-SALE   Amount   Yield     Amount   Yield

   U.S. treasury
    securities         $ -0-      0.00%    $ -0-     0.00%

   U.S. government
    agencies            1,659     6.67%     37,860   6.47%

   State and municipal
     obligations         -0-      0.00%      -0-     0.00%

   Other
     securities (3)      -0-      0.00%      3,195   6.40%

       Total           $1,659     6.67%    $41,055   6.46%

                             Total
   AVAILABLE-FOR-SALE   Amount   Yield

   U.S. treasury
    securities         $13,985    6.85%

   U.S. government
    agencies            45,492    6.41%

   State and municipal
    obligations          -0-      0.00%

   Other
    securities (3)       3,195    6.40%

       Total           $62,672    6.51%

   Mortgage-backed
    securities         $ 4,211    7.79%

   Total Amortized
    Cost               $66,883    6.59%

NOTE: The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.

(1) The Company's collateralized mortgage obligations consisted of pool certificates issued and/or guaranteed by U.S. Government
Agencies. $22,578,000 are variable rate securities. These securities are subject to prepayments.

(2) At December 31, 1995, other U.S. government obligations included ownership interests in pools of residential mortgages guaranteed by U.S. government agencies and corporations. The average contractual life of pools owned by the Company was 18 years at December 31, 1995; however, the underlying mortgages are subject to significant prepayments, primarily when the contractual interest rate exceeds the current market rate on similar mortgages.

(3) At December 31, 1995, other securities included $371,300 of capital stock of the Federal Reserve Bank of Atlanta which $371,300 has no stated maturity date and pays dividends at a rate of 6 percent and $631,400 of capital stock of the Federal Home Loan Bank of Dallas which has no stated maturity date and pays dividends based upon the federal funds rate.


                          SCHEDULE III-A

                          Loan Portfolio

                   Loan by Type Outstanding (1)

                                     December 31,
                                   (In thousands)

               1995        1994        1993        1992        1991

Commercial,
 financial,
 and agricul-
 tural       $ 46,201(2) $43,792      $43,378     $48,323     $44,468

Real estate-
 construction   1,561      1,233        1,061         378         352

Real estate-
 mortgage      14,466     13,049       12,009      13,658      13,681

Consumer       47,523     35,440       25,033      20,871      18,187

Other             225        149        1,137         136       1,082

Total loans  $109,976    $93,663      $82,618     $83,366     $77,770

(1)  No significant foreign debt outstanding.

(2) Includes loans to the following categories of borrowers, all of which could be considered to be in the oil and gas industry (in thousands):

             Oil and gas production and related
              service companies                     $12,953

             Water transportation and related
              companies                               4,188

                 Total                              $17,141

Of the amounts shown on Schedule III-C, $1,205,000 of the nonaccrual loans, and none of the renegotiated loans in 1995 relate to borrowers included in the oil and gas industry.

                           SCHEDULE III-B

               Maturities and Sensitivity to Changes in
                Interest Rates as of December 31, 1995

                                          Maturity
                                       (In thousands)

                                     Over one
                      One year       through        Over
                      or less        5 years       5 years     Total

LOANS:

Commercial, financial
 and agricultural     $20,907        $20,434       $ 2,493    $43,834

Real estate-
 construction           1,482          -0-              80      1,562

Real estate-mortgage    2,350          3,106         8,774     14,230

Consumer and other      6,152         25,374        15,677     47,203

     TOTAL            $30,891        $48,914       $27,024   $106,829

Loans with
 pre-determined
 interest rates       $ 5,943        $46,249       $27,024   $ 79,216

Loans with floating
 interest rates        24,948          2,665         -0-       27,613

     TOTAL            $30,891        $48,914       $27,024   $106,829

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


                           SCHEDULE III-C

                        Nonperforming Loans

                                           December 31,
                                          (In thousands)

                       1995      1994      1993      1992      1991

Loans accounted for
 on a nonaccrual
 basis (1)           $3,148    $2,037    $2,367    $1,736    $1,942

Loans which are
 contractually past
 due 90 or more
 days as to interest
 or principal payment,
 but are not
 included above          66        64       267        23         1

Loans the term of
 which have been
 renegotiated to
 provide a reduction
 or deferral of
 interest or
 principal because
 of a deterioration
 in the financial
 position of the
 borrower, but
 are not included
 above (2)              479     2,444       877     4,565      3,960

    Total
     Nonperforming
     Loans           $3,693    $4,545    $3,511    $6,324     $5,903

     In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with present terms. At December 31, 1995, these loans totaled approximately $436,000.

     Loans were charged off as soon as the probability of a loss is established. In management's opinion, all known losses had been charged to the reserve as of December 31, 1995.

(1) Loans are transferred to a non-accrual status when payment of principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.
Once placed on a nonaccrual status, loans are not restored to accruing status until all delinquent principal and/or interest has been brought current or the loan becomes both well secured and in the process of collection. The net effect of recording income on nonaccrual loans on the cash basis was to reduce interest income by approximately $188,000 in 1995.

(2) Foregone interest on loans whose interest rates were renegotiated was $29,000 in 1995.

                            SCHEDULE IV-A

                   Summary of Loan Loss Experience

     The following table summarizes averages of loan balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance which have been charged to operating expense.

                                  Years ended December 31,
                          (In thousands except percentage data)

                   1995       1994       1993       1992       1991

Average amount
 of loans
 outstanding (1) $104,855   $86,337    $86,214     $80,022    $72,321

Balance of
 allowance for
 possible loan
 losses at the
 beginning of
 year            $  2,855   $ 2,835    $ 2,434     $ 2,490    $ 3,425

Loans charged
 off: (2)

  Commercial,
   financial, &
   agricultural       676        13        187         308      1,308

  Real estate-
   construction     -0-       -0-        -0-         -0-        -0-

  Real estate-
   mortgage         -0-           2      -0-         -0-        -0-

  Consumer and
   other              284       170        200         178        154

  Total charged
   off                960       185        387         486      1,462

Recoveries of
 loans previously
 charged off:

  Commercial,
   financial &
   agricultural       163       648        696         267        476

  Real estate-
   mortgage             3         4      -0-             2          3

  Consumer and
   other               81        53         41          36         44

  Total
   recoveries         247       705        737         305        523

Net loans
 charged off
 (recovered)          713      (520)      (350)        181        939

Provision charged
 (credited) to
 operating
 expense            -0-        (500)        51         125          4

Balance of
 allowance for
 possible loan
 losses at the
 end of year     $  2,142   $ 2,855    $ 2,835     $ 2,434    $ 2,490

Ratio of net
 charge-offs
 (recoveries)
 during period
 to average loans
 outstanding         0.68%    (0.60)%    (0.41)%      0.23%     1.30%

(1)  Net of unearned income.

(2) Loans that are six months past due are considered bad debts and are charged off unless they are well secured and in the process of collection. When the probability of a loss is established before a loan becomes six months past due, those loans are charged off as soon as the probability of a loss is established.

                            SCHEDULE IV-B

            Allocation of the Allowance for Possible Loan Losses

                        Balance at December 31,
                            (in thousands)

                        1995             1994              1993
                          Percent          Percent           Percent
                          of Loans         of Loans          of Loans
                          to Total         to Total          to Total
                    Amount  Loans    Amount  Loans     Amount  Loans

Commercial,
 financial and
 agricultural      $  614    42.0%   $  688   46.8%    $1,097   52.5%

Real estate-
 construction        -0-      1.4%     -0-     1.3%     -0-      1.3%

Real estate-
 mortgage              50    13.2%      109   13.9%        66   14.5%

Consumer              428    43.2%      340   37.8%       370   30.3%

Other                -0-      0.2%       12    0.2%     -0-      1.4%

Unallocated         1,050     N/A     1,706    N/A      1,302    N/A

     TOTAL         $2,142   100.0%   $2,855  100.0%    $2,835  100.0%

                        1992              1991
                          Percent          Percent
                          of Loans         of Loans
                          to Total         to Total
                    Amount  Loans    Amount  Loans

Commercial,
 financial and
 agricultural      $1,206   58.0%    $1,160   57.2%

Real estate-
 construction        -0-     0.5%         4    0.5%

Real estate-
 mortgage              86   16.4%       113   17.6%

Consumer              210   25.0%       376   23.4%

Other                -0-     0.1%        12    1.3%

Unallocated           932    N/A        825    N/A

     TOTAL         $2,434  100.0%    $2,490   100.0%

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

                            SCHEDULE V

                             Deposits

           Summary of Average Deposits and Their Yields

                               Years ended December 31,
                     (In thousands except for percentage data)

                   1995                1994                1993
               Amount    Rate      Amount    Rate      Amount    Rate

Demand
 deposits in
 domestic
 offices      $ 28,245    --      $ 27,193    --      $ 25,972    --

Savings and
 negotiable
 interest-
 bearing
 deposits
 in domestic
 offices        77,666   2.24%      83,931   2.21%      85,750   2.42%

Time deposits
 in domestic
 offices        80,775   5.33%      65,724   4.28%      63,827   4.15%

   Total
    deposits  $186,686   3.24%    $176,848   2.64%    $175,549   2.69%

     Certificates of deposit outstanding in amounts $100,000 or more by the amount of time remaining until maturity as of December 31, 1995, are as follows:

                                              Time certificates
                                                of deposit of
                                              $100,000 or more
                                               (In thousands)

         Remaining maturity

                 3 Months or less                 $16,891
                 Over 3 through 6 months            4,265
                 Over 6 through 12 months           2,800
                 Over 12 months                     2,483

                    Total                         $26,439

                             SCHEDULE VI

                     Return on Equity and Assets

     The ratio of net earnings to average shareholders' equity and average total assets and certain other ratios are presented below.

                                     Years ended December 31,

                            1995             1994          1993

Percentage of
 net income to:
  Average total assets      1.17%            3.05%         1.12%

  Average shareholders'
   equity                  15.70%           50.94%        22.31%

Dividend payout ratio (1)  13.49%            3.44%           --%

Percentage of average
 shareholders' equity to
 average total assets       7.43%            5.89%         4.82%

(1)  No dividends were declared in 1993.

                          SCHEDULE VII

                     Short-Term Borrowings

     Short-term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.
Statistical information regarding short-term borrowings is presented below (in thousands):

                                   1995          1994         1993
Amount outstanding at
 December 31,                     $ 1,497       $3,334       $2,180

Weighted average interest
 rate at December 31,                4.00%        4.00%        2.50%

Maximum outstanding at any
 month-end during year            $14,391       $7,034       $5,394

Average amount outstanding
 during year                      $ 1,644       $3,125       $2,315

Weighted average interest
 rate during year                    4.14%        3.36%       2.63%

                                  SCHEDULE VIII

                        Interest Sensitivity/Gap Analysis

                         Interest Rate Sensitivity Period
                                 December 31, 1995
                                   (in thousands)

                    0-3        4-12        1-5       Over 5
                   Months     Months      Years      Years     Total

ASSETS:

   Loans          $31,201   $10,978     $40,141    $24,509     $106,829

   Investments     43,942    12,909      13,411      7,004       77,266

   Other           11,055     -0-         -0-        -0-         11,055

   Total Assets   $86,198   $23,887     $53,552    $31,513     $195,150

FUNDING SOURCES:

   Interest-
    Bearing
    Deposits      $75,976   $30,531     $49,330    $14,318     $170,193

   Short-Term
    Funds           1,497     -0-         -0-        -0-          1,497

   Long-Term Debt   -0-       -0-         -0-        -0-          -0-

   Total Funding
    Sources       $77,473   $30,531     $49,330    $14,318     $171,652

REPRICING/MATURITY GAP:

   Period         $ 8,725   $(6,644)    $ 4,222    $17,195

   Cumulative     $ 8,725   $ 2,081     $ 6,303    $23,498

   Period Gap/
     Total Assets     4.5%     (3.4)%       2.2%       8.8 %

   Cumulative Gap/
     Total Assets     4.5%      1.1 %       3.2%      12.0 %

Amounts stated include only fixed and variable rate instruments that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature. Because changes in rates paid on interest-bearing demand deposits have lagged behind changes in rates on other instruments, only 50 percent of the balance of interest-bearing demand deposits is included in the first period and the remaining balance prorated to periods of one (1) year or greater.

Item 2.  Properties

     The Company conducts its business activities from its subsidiary bank's main office building and its branch locations.
 The main office of First National is a four-story structure located at 600 East Main Street, Houma, Louisiana in the downtown business district, and First National's four (4) branches are located at various locations in Terrebonne Parish.

     First National owns its main office building, which consists of approximately 90,000 square feet of office space. First National presently occupies approximately 70,000 square feet of the building. First National owns all of its four branch sites consisting of approximately 10,400 square feet of office space. First National leases parking spaces for some of its employees and other facilities for bank related purposes. In 1995, First National paid approximately $11,500 to lessors.

     The Company owns no real estate in its own name.

     Management considers all properties owned or leased to be suitable and adequate for their intended purposes and considers the leases to be fair and reasonable.

Item 3.  Legal Proceedings

    	The Company and First National are parties to various legal proceedings arising in the ordinary course of business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management based upon the advice of legal counsel, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of Registrant

     The principal executive officers of First National
Bankshares, Inc. and its principal subsidiary, First National
Bank of Houma as of January 1, 1995, are as follows:

Name                       Age              Position and Office

Jerome H. Mire             50          President and Chief Executive
                                       Officer First National
                                       Bankshares, Inc. February 1991
                                       to date.  President and Chief
                                       Executive Officer First
                                       National Bank January 1991 to
                                       date.  President First National
                                       Bank from April 1986 to
                                       December 1990; Executive Vice
                                       President First National Bank
                                       in charge of the operations and
                                       Financial Division from
                                       January 1982 to April 1986.

Russell J. Blanchard       58          Comptroller First National
                                       Bankshares, Inc. July 1984 to
                                       date; Executive Vice President
                                       and Cashier First National Bank
                                       and head of Financial Division
                                       February 1990 to date; Senior
                                       Vice President and Cashier
                                       First National Bank and head of
                                       Financial Department January
                                       1981 to February 1990.

Abel A. Caillouet, Jr.     46          Executive Vice President First
                                       National Bank September 1987 to
                                       date.  Executive Vice President
                                       and Credit Risk Manager First
                                       National Bankshares, Inc.
                                       August 1987 to May 1991; Senior
                                       Vice President First National
                                       Bank January 1981 to September
                                       1987; Executive Vice President
                                       American Bank in charge of
                                       Banking Division February 1986
                                       to December 1988.

Sharon T. Roppolo          51          Executive Vice President First
                                       National Bank December 1989 to
                                       date.  Secretary-Treasurer
                                       First National Bankshares, Inc.
                                       from July 1982 to February
                                       1989; Senior Vice President
                                       First National Bank September
                                       1982 to February 1989; Vice
                                       President and Commercial Loan
                                       Officer First National Bank
                                       from April 1981 to September
                                       1982; Secretary-Treasurer First
                                       American Bancshares, Inc.
                                       August 1984 to May 1989;
                                       Executive Vice President
                                       American Bank and in charge of
                                       the Operations and Financial
                                       Division from May 1986 to
                                       December 1987; President
                                       American Bank from December
                                       1987 to May 1989.

Louis E. Routier, Jr.      49          Executive Vice President First
                                       National Bank January 1981 to
                                       date; Secretary to First
                                       National Bank's Board of
                                       Directors from January 1981 to
                                       January 1995.

Peter T. Lemann            45          Executive Vice President First
                                       National Bank November 1994 to
                                       date; Senior Vice President
                                       First National Bank April 1987
                                       to November 1994; Vice
                                       President First National Bank
                                       January 1981 to April 1987;
                                       Manager of Investments First
                                       National Bank June 1980 to
                                       January 1981.

                             PART II

Item 5.  Market for Registrant's Common Stock and Related
Security Holder Matters

(a)  Market Information

     The Common Stock of First National Bankshares, Inc. had been listed as an over-the-counter stock since February 20, 1984, with the brokerage firms of Legg Mason Wood Walker, Inc. and Scharff & Jones, A Division of Morgan Keegan. Trading in the stock was generally limited. Most sales of stock occurred between shareholders or members of the families of shareholders. On April 19, 1995, the Company's Common Stock began trading on the American Stock Exchange (AMEX) under the symbol FNH. The market prices listed below, for 1994 and the first quarter of 1995, are based on the sales prices as stated to the transfer agent, which did not represent all sales. First National Bank of Houma acts as registrar and transfer agent.

(b)  Holders

     The number of holders of record of each class of equity securities of Registrant as of February 29, 1996, is as follows:

                                            Number of
                 Title of Class          Record Holders

                 Common Stock
                 $2.50 Par Value             1,564

(c)  Market Price of and Dividends on Common Stock

     The table below indicates the price range of and the dividends declared on the Registrant's common stock for the past two years.

YEAR        QUARTER          HIGH        LOW      DIVIDENDS PER SHARE

1995         Fourth        $16.75      $14.00           $.06
             Third         $13.88      $ 9.06           $.05
             Second        $ 9.38      $ 7.00           $.05
             First         $ 5.00      $ 4.50           $--

1994         Fourth        $4.50       $4.13            $.10
             Third         $4.50       $4.00            $--
             Second        $4.37       $3.75            $--
             First         $3.37       $3.25            $--

ITEM 6.  SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,	     	1995     	1994     	1993     	1992      	1991

(In Thousands, Except Number of Shares and Per Share Data)



Total Interest Income		     $15,327  	$13,257  	$12,322  	$13,032  	$ 15,164

Total Interest Expense	      	6,110	    4,773    	4,785    	6,165     	9,290

Net Interest Income	         	9,217    	8,484	    7,537    	6,867     	5,874

Provision (Credit) for
 Possible Loan Losses		           _	     (500)      	51	      125	         4

Net Interest Income
 After Provision for
	Possible Loan Losses        		9,217   	8,984    	7,486    	6,742     	5,870

Noninterest Income	           	1,796   	1,654    	1,636    	1,629     	1,598

Securities Gains (Losses)		       (3)	   (978)     	(73)      	82	       (64)

Noninterest Expense          		7,404   	7,759    	7,512    	7,333     	7,324

Income Before Income Taxes
	and Extraordinary Items	     	3,606   	1,901    	1,537    	1,120        	80

Provision (Credit) for
  Income Taxes               		1,213  	(3,979)    	(241)     	334         	_

Extraordinary Item:

	Income Tax Benefit of
   Net Operating Loss
	  Carryforward                  		_       	_	        _	      334         	_

  Cumulative Effect of
   Change in Accounting
	  Principle	                     	_       	_	      340        	_         	_

Net Income 	               	$  2,393 	$ 5,880  	$ 2,118  	$ 1,120  	 $    80

Average Shares
Outstanding	              	2,017,600	2,017,600	2,017,600	2,017,600	2,017,600

Per Share Data:

Net Income                   		$1.19    	$2.91    	$1.05     	$.56     	$.04

Cash Dividends Declared	       $0.16	    $0.10	        _	        _	        _

Selected Ratios:

Return on Total
  Average Assets	              	1.17%    	3.05%    	1.12%     	.59%     	.04%

Return on Total Average
  Shareholders' Equity       		15.70%   	50.94%   	22.31%   	14.61%    	1.15%

Shareholders' Equity
  to Total Assets		             7.71%    	7.07%    	5.08%	    3.93%	    3.24%

Balance Sheet Totals:

Total Assets		              $220,489 	$197,007  	$197,732 	$196,006 	$196,742

Average Equity		            $ 15,217	 $ 11,339	  $  9,078	 $  7,037	 $  6,125

Average Assets		            $204,746	 $192,504	  $188,473	 $191,302	 $197,612

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION & OVERVIEW

	First National Bankshares, Inc. (the Company) is a bank holding company based in Houma Louisiana operating a single active wholly-owned subsidiary, First National Bank of Houma (First
National or the Bank). The Company is also the sole owner of an inactive subsidiary, First Export Corporation. The Company's business strategy is to provide quality, tailored financial products and services to retail and commercial customers in the southern parishes of Louisiana. The Company has established a target market which includes all of what is traditionally considered "South Louisiana" including all parishes of the State surrounding, adjacent to and south of the City of Baton Rouge.

	During 1995 the Company continued to focus on the financial needs of South Louisiana and particularly Terrebonne Parish in which the Company is domiciled. Through the utilization of five full service locations and a wide range of financial products, the Company has continued to meet the needs of its new and existing customers. Total assets grew $23.5 million or 11.9% during the year to $220,489,000 at December 31, 1995. Total deposits grew 12.7% for the same period reflecting the continued expansion of the Company's funding base.

	The year 1995 was a very successful year for the Company with consolidated net income of $2,393,000 or $1.19 per share of common stock outstanding. The Company increased its dividend to shareholders from $.10 per share in 1994 to $.16 per share in 1995, a 60% increase. Return on average assets declined to 1.17% in 1995 from 3.05% in 1994 due to the recognition of certain income tax benefits from net operating loss carry forwards which benefited 1993 and 1994 yet were not available in 1995.

	Following is a more detailed discussion of the results of operations and financial condition of the Company compared to previous periods. The discussion concentrates on First National since it contains the primary assets and liabilities of the Company. Management's Discussion and Analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, as well as other information presented elsewhere herein.

RESULTS OF OPERATIONS

	The Company reported net income of $2,393,000 in 1995, a $3,487,000 or 59.3% decrease from the $5,880,000 reported in 1994, primarily due to the recognition of income tax benefits from net operating loss carry forwards in 1994 that were not available in 1995. Earnings per share declined to $1.19 per share in 1995 from $2.91 in 1994. Income tax expense increased $5,192,000 in 1995 to $1,213,000 on pretax earnings of
$3,606,000, an increase over a negative tax expense or tax credit of $3,979,000 on pretax earnings of $1,901,000 in 1994. The effective tax rate in 1995 of 33.6% compares to a negative effective rate in 1994 of 209.3%. Income before income taxes increased $1,705,000 in 1995 over 1994 or 89.7%. The increase in income before income taxes in 1995 over 1994 was attributable to several factors including an increase in net interest income of $733,000, a non-recurring loss of $978,000 on security transactions partially offset by a $500,000 negative loan loss provision, both of which occurred in 1994 and a decline in noninterest expense of $355,000 in 1995 over 1994.

	The Company reported net income of $5,880,000 in 1994, a $3,762,000 or 177.6% increase over the $2,118,000 reported in 1993, again primarily due to the recognition of income tax benefits from net operating loss carryforwards. Earnings per share before the cumulative effect of a change in accounting principle increased from $.88 per share in 1993 to $2.91 in 1994. The Company revised its estimate of the valuation allowance related to its deferred tax assets resulting in certain income tax net operating loss benefits in 1994 which were also partially recognized in 1993. A change in the method of accounting for income taxes also resulted in a cumulative change in accounting method for income taxes of years prior to 1993 resulting in a one time increase in net income of $340,000 in 1993. Income taxes declined to a negative $3,979,000 or a negative 209.3% effective tax rate in 1994 from a negative $241,000 or a negative 15.7% effective tax rate in 1993. Income before income taxes increased $364,000 or 23.7% to $1,901,000 in 1994 compared to $1,537,000 in 1993. The increase was primarily the result of increased net interest income, $8,484,000 in 1994 compared to $7,537,000 in 1993 or $947,000, a negative loan loss provision of $500,000 in 1994 over a $51,000 provision in 1993, a decline of $551,000, offset by the loss on sale of securities in 1994 of $978,000 compared to a similar loss in 1993 of $73,000, an increased loss of $905,000.

The following table presents for the periods indicated the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed in both dollars and rates.

(In thousands, except yield information)

                                     Year ended December 31,
                     	             1995	                    	1994
                        	Average 	Yield/		          Average	 Yield/
                        	Balance  	Rate	 Interest	  Balance  	Rate 	Interest

Assets:

Interest-earning assets:

	Loans (1) (3)		        $104,855  	9.40%  	$9,853  	$86,337  	9.27%  	$8,000

	Investment
		securities (2)	        	73,768  	6.79    	5,007   	82,782  	6.03    	4,995

	Federal funds sold
    and other (4)	        	8,076  	5.78      	467    	6,140  	4.27      	262

		Total interest-
      earning assets		   186,699  	8.21   	15,327  	175,259  	7.56   	13,257

Allowance for possible
  loan losses		           (2,788)	                 		(2,793)

Nonearning assets:

	Cash and due
    from banks	           	6,606	                   		6,854

	Premises and
    equipment, net	       	5,533                   			5,848

	Accrued interest
    receivable	           	1,787		                   	1,368

	Other assets	            	6,909                   			5,968

		Total average assets	 $204,746                			$192,504

Liabilities and
 Shareholders' Equity:

Interest-bearing liabilities:

  Transaction accounts 		$51,505   1.98%   $1,022   $56,121   1.95%  	$1,097

  Savings accounts      		33,635  	3.29    	1,107   	34,355	  3.02		   1,036

  Certificates of
    deposit             		73,301  	5.34    	3,913   	59,179  	4.28   		2,535

  Short-term borrowings	 	 1,644  	4.14       	68    	3,125  	3.36	     	105

    Total interest-
      bearing
      liabilities       	160,085  	3.82    	6,110  	152,780  	3.12   		4,773

Noninterest-bearing liabilities:

  Transaction accounts  		28,245                  			27,193

  Other liabilities		      1,199	                   		1,192

    Total liabilities	   189,529		                 	181,165

Total shareholders'equity	15,217                  			11,339

    Total average
     liabilities and
	     shareholders'
      equity	           $204,746	                 	$192,504

Net Interest Income	         			          $9,217	                     $8,484

Interest income as
  a percentage of
  average earning assets		       	 8.21%	                  		  7.56%

Interest expense as
  a percentage of
  average earning assets		       	(3.27)                   			(2.72)

Net Interest Margin	             		4.94%                    			4.84%

                     	             1993
                       	Average  	Yield/
                       	Balance   	Rate	   Interest

Assets:

Interest-earning assets:

Loans (1) (3)	          $86,214	   8.74%	   $7,535

	Investment
		securities (2)		       80,150    5.76     	4,615

	Federal funds sold
    and other (4)	       	5,690   	3.02       	172

		Total interest-
      earning assets	  	172,054   	7.16    	12,322

Allowance for possible
  loan losses	          	(2,724)

Nonearning assets:

	Cash and due
    from banks          		6,940

	Premises and
    equipment, net      		6,004

	Accrued interest
    receivable	          	1,028

	Other assets	           	5,171

		Total average assets	$188,473

Liabilities and
  Shareholders' Equity:

Interest-bearing liabilities:

  Transaction accounts		$58,131	   2.24%   	$1,300

  Savings accounts	     	34,439   	3.16     	1,089

  Certificates of
    deposit	            	57,007   	4.10     	2,335

  Short-term borrowings	 	2,315    2.63        	61

    Total interest-
      bearing
      liabilities	      151,892   	3.15     	4,785

Noninterest-bearing liabilities:

  Transaction accounts	  25,972

  Other liabilities     		1,531

    Total liabilities	 	179,395

Total shareholders'
  equity	                 9,078

    Total average
     liabilities and
	     shareholders'
      equity	          $188,473

Net Interest Income			                      	$7,537

Interest income as
  a percentage of
  average earning assets			         7.16%

Interest expense as
  a percentage of
  average earning assets	        		(2.78)

Net Interest Margin	              		4.38%

(1) Amount includes nonaccrual loans.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis as the effect is not significant.

(3) Interest income includes net loan origination fees of $84,000, $70,000 and $45,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

(4) Includes interest-bearing balances with financial institutions.

NET INTEREST INCOME

	The Company's primary source of revenue is net interest income, which is the difference between interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income before provision for loan losses was $9,217,000 in 1995, an 8.6% increase over 1994, and $8,484,000 in 1994, an increase of $947,000 or 12.6% over 1993. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities referred to as a "volume change."
It is also affected by changes in yields on interest-earning assets and rates paid on interest-bearing deposits and short-term borrowings referred to as a "rate change."

	Net interest margin increased to 4.94% in 1995 compared to 4.84% in 1994 and 4.38% in 1993. The increase in net interest margin in 1995 was primarily due to the net effect of (1) the increased average balances, or volume increase, in interest-earning assets reflecting the net benefit of the Company's objective of increasing loan volumes while easing dependence on investment securities, (2) the increased yields, or rate increase, attained on interest-earning assets both by individual category and in the aggregate, partially offset by
(3) an increased dependence on higher cost deposits. The increase in net interest margin in 1994 over 1993 was due primarily to the Company being slightly asset sensitive with respect to assets and liabilities repricing during a period of rising interest rates. The result was an increased rate change on earning-asset yields with relative little change in either the deposit funding volumes or rates.

	A changing interest rate environment can have a significant impact on the Company's net interest margin as measured against average earning assets and its interest rate spread. Management monitors its net interest margin by repricing its loans and deposit products after giving effect to such factors as competition and expected maturities in the loan, investment securities and deposit portfolios.

PROVISION FOR POSSIBLE LOAN LOSSES

	The Company maintains an allowance for possible loan losses at a level management believes to be adequate to cover the inherent risks of loss associated with its loan portfolio. The provision for possible loan losses is charged against income and is applied to the allowance for possible loan losses. There was no provision for possible loan losses in 1995, a credit provision of $500,000 in 1994 and a provision of $51,000 in 1993. The credit provision for possible loan losses in 1994 was the result of management's analysis that the balance of the allowance for possible loan losses was more than adequate to cover any potential loan losses. Net charge offs to average loans was .7% in 1995, compared to net recoveries of .6% in 1994 and .4% in 1993. In 1994 and 1993 the Company was successful in making substantial recoveries of loans charged off in prior periods.

NONINTEREST INCOME AND NONINTEREST EXPENSE

(In Thousands)                  	1995       	1994       	1993

Noninterest Income	           	$1,796	     $1,654     	$1,636

Gains (Losses) on
  Securities Transactions       	 	(3)      	(978)       	(73)

Total Noninterest Income	     	$1,793    	$   676     	$1,563

Noninterest Expense          		$7,404     	$7,759	     $7,512

	Noninterest income before securities gains (losses) increased $142,000 or 8.6% in 1995 as compared to 1994. This increase reflects increased fees for trust services, commissions, exchange and other fees.

	The Company incurred losses on investment security transactions totaling $978,000 in 1994. The majority of these losses, $879,000 or 90.0%, occurred during the fourth quarter of the year as a result of a decision by management to sell approximately $15,000,000 of investment securities. The securities' market values had declined noticeably due to their particular terms and conditions including coupon interest rate, maturity dates and interest rate repricing characteristics which were incompatible with the significant rising interest rate environment being experienced. Management reinvested the funds obtained as a result of the sale in investment securities which it believed to be less susceptible to market interest rate fluctuations and therefore less exposed to losses.

	The net investment security loss incurred in 1993 included a loss of $421,000 on securities which were prepaying at a pace greater than expected causing the Company to absorb the premium paid for the investment securities over their respective redemption values.

	Noninterest expense in 1995 decreased approximately $355,000 when compared to 1994. The decrease was primarily the result of an organizational restructuring process started in 1995 and the recovery of expenses previously recorded attributable to repossessed property resulting from lending activities and problem loans. The Federal Deposit Insurance Corporation (FDIC) insurance premiums decreased $210,000 in 1995 as a result of a decision by the FDIC to reduce premiums for all well capitalized insured financial institutions. This decrease was offset somewhat by an increase of $158,000 in legal and professional fees, the majority of which were associated with the restructuring process.

	Noninterest expense in 1994 increased approximately $247,000 when compared to 1993. The increase was the result of increases in salaries, wages and benefits, insurance premiums and legal and professional fees. Those increases were partially offset by a reduction of $345,000 in costs associated with repossessed property resulting from lending activities and problem loans.

NET INCOME

(In Thousands)	                   1995	     1994      	1993

Net Income Before
	Income Taxes and
	Cumulative Effect of
	Change in Accounting
	Principle		                    $3,606   	$ 1,901   	$1,537

Income Tax Expense (Credit)	    	1,213    	(3,979)    	(241)

Net Income Before
	Cumulative Effect of
	Change in Accounting
	Principle	                     	2,393	     5,880    	1,778

Cumulative Effect of
	Change in Accounting
	Principle	                         	_	         _	      340

Net Income                    		$2,393    $ 5,880   	$2,118

	Consolidated net income was $2,393,000 in 1995 as compared to $5,880,000 in 1994. A $3,979,000 income tax asset credit in 1994 which resulted principally from the reduction of a valuation allowance related to a deferred tax asset had a significant impact on the net income of the Company. The accounting for $978,000 in losses on security transactions and a $500,000 credit provision to the allowance for possible loan losses also impacted net income in 1994.

	Net income before income taxes was $3,606,000 in 1995 as compared to $1,901,000 in 1994, an improvement of $1,705,000.

	Net income may be adversely impacted in 1996 and subsequent years as a result of the expiration in the third quarter of 1995 of "teaser rates" on $5,857,000 of complex derivative financial instruments in the Company's securities portfolio. Net income may also be adversely impacted by interest rate caps pertaining to these securities ranging from a low of 9.5 percent to a high of 24 percent in the event that interest rates rise above interest rate caps. See "Results of Operations - Net Interest Income" and "Investment Securities."

BALANCE SHEET ANALYSIS

	At December 31, 1995, average assets and average deposits increased by approximately 6.4% and 5.6%, respectively, since December 31, 1994. Average loans increased 21.5% during the year reflecting improving economic conditions in the market served by the Bank. Correspondingly, average investment securities, Federal funds sold and interest-bearing deposits with financial institutions decreased by 8.0% to 40.0% of average total assets in 1995 compared to 46.2% of average total assets in 1994.

	At December 31, 1994, when compared to December 31, 1993, average assets increased by 2.1%. Average deposits and average loans generally remained unchanged. Average investment securities, Federal funds sold and interest-bearing deposits with financial institutions increased by 3.6% during 1994 when compared to 1993.

LOAN PORTFOLIO

	The Company offers a wide variety of lending products to both commercial and consumer customers located within its target market. The Company also purchases loans from other financial institutions both within and outside of the target market area to enhance earning-asset yields and diversify the total loan portfolio. Interest rates charged for loans made by the Company vary with the degree of risk, the size and maturity of loans, the borrower's depository relationships with the Company and prevailing market interest rates.

	The Company has collateral management policies in place so that lending of all types is on a basis which is consistent with regulatory standards. Valuation analyses are utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. It is generally the Company's policy, whenever possible, to fully collateralize all loans with loan-to-value ratios determined on an individual loan basis taking into account the financial stability of each borrower and the value and type of the collateral. In addition to real estate, other collateral accepted as security against loans includes deposits, securities, accounts receivable, inventories, equipment and other assets.

	Loan portfolio diversification as to industry concentrations and product types is an important consideration in managing the overall loan portfolio. The Company's largest concentration of loans to any single industry within the portfolio is from the oil and gas related industry of 11.8% of total loans outstanding at December 31, 1995, compared to 13.1% at December 31, 1994.
There were no other industry concentrations greater than 10% of the total loan portfolio as of December 31, 1995, or December
31, 1994.

	Commercial, financial, and agricultural loans, referred to herein as commercial loans, totaled $46,201,000 (42.0%) and $43,792,000 (46.8%) of the Company's total loans at December 31, 1995 and 1994, respectively. Commercial loans are diversified medium-term financing for small- to medium-sized businesses and professionals located in Southern Louisiana. The primary source of loan repayment is the cash flow from the commercial businesses, while the collateral represents a secondary source of repayment.

	Real estate construction and real estate mortgage loans, referred to herein as real estate loans, are primarily for the construction or purchasing of residential housing along with additional extensions of credit for various purposes to individuals secured by their personal residences. The Company's real estate loan portfolio at December 31, 1995 and 1994, totaled $16,027,000 and $14,282,000 or 14.6% and 15.3%, respectively, of total loans. Historically, the Company has not emphasized real estate loans. Included in real estate loans are residential loans purchased from other financial institutions totaling $1,058,000 (6.6%) of total real estate loans at December 31, 1995, and $1,085,000 (7.6%) of total real estate loans at December 31, 1994.

	Consumer loans are extensions of credit made to individuals for personal or consumer purposes and are generally repaid on a periodic installment basis. Consumer loans, which exclude loans secured by real estate, may be made on a secured or unsecured basis depending on the purpose of the loan and the borrower's personal credit history. Consumer loans comprised $47,523,000 or 43.2% and $35,440,000 or 37.8% of total loans as of December
31, 1995 and 1994, respectively. The Company believes consumer loans are an important part of an overall loan portfolio management strategy.

CREDIT RISK MANAGEMENT AND ASSET QUALITY

	Management believes that the objective of a sound credit policy is to extend quality loans on a diversified basis to customers while controlling risk affecting shareholders and depositors.
The Loan Committee, made up of members of the Board of Directors of the Bank, approve credit policy, review asset quality and ensure compliance with credit policy. First National maintains a loan review staff which examines the loan portfolio for compliance with established standards. In addition, credit underwriting guidelines are periodically reviewed and adjusted to reflect current economic conditions.

	The Company places a loan on nonaccrual status when one of the following events occurs: any installment of principal or interest is 90 days or more past due (unless well secured and in the process of collection); management determines the ultimate collection of principal or interest on a loan to be unlikely;
management deems a loan to be an in-substance foreclosure; the Company takes possession of the collateral; or the terms of a loan have been renegotiated to less than market rates due to a serious weakening of the borrower's financial condition.

	With respect to the Company's policy of placing loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection, a loan is considered in the process of collection if, based on a probable specific event, management expects that the loan will be repaid or brought current. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest, unless the interest is deemed collectible. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans for which collectability of the principal balance or interest is considered doubtful by management are placed on nonaccrual status prior to becoming 90 days delinquent.

	The Company values its Other Real Estate or OREO properties or Other Assets (for personal property collateral) at estimated net realizable value based on appraisals generally performed at the time the property is acquired. Management's objective is to dispose of those properties in an expeditious time frame in an effort to minimize holding costs, which may result in the Company realizing less than book value. Possible variations in real estate values may result in recognized gains or losses at the time of selling the OREO property.

	The Company's OREO balance of $992,000 or .5% of total assets at December 31, 1995, represents a $569,000 increase over the $423,000 or .2% of total assets at December 31, 1994. The increase is primarily the result of foreclosure on real estate collateral related to one borrower, the result of which added
$537,000 to OREO. This credit and OREO property is 80% guaranteed by an agency of the Federal government.

	Assets categorized as nonperforming at First National were as follows:

(In Thousands)	                            1995       	1994

Loans:

90 days or more past due,
	but still accruing interest	          	$    66   	$     64

Renegotiated loans still accruing         		479      	2,444

Nonaccrual Loans		                        3,148      	2,037

Total Nonperforming Loans               		3,693      	4,545

Other real estate, net of
	allowance for possible losses	            	992        	423

Total Nonperforming Assets             		$4,685     	$4,968

	Refer to Notes 1, 2 and 4 of the Consolidated Financial
Statements for further discussion and details regarding the Company's nonperforming loans and recorded OREO as of December
31, 1995 and 1994.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

	Management's determination of the allowance for possible loan losses requires the use of estimates and assumptions related to the risks inherent in the loan portfolio which management believes are reasonable. Actual results could, however, differ significantly from those estimates. In connection with the determination of the allowance for possible loan losses, management generally obtains independent appraisals for significant collateral properties. Management believes its current appraisal policies generally conform to Federal regulatory guidelines.

	An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for possible loan losses. This evaluation takes into consideration the classification of the loans and the application of loss estimates to these classifications. The Company classifies loans as pass, watch, special mention, substandard, doubtful, or loss based on classification criteria believed by management to be consistent with the criteria applied by the Bank's regulators. These classifications and loss estimates take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends, and uncertainties. The allowance for possible loan losses reflects the results of these estimates. Based on information available at December 31, 1995, management believes the allowance for possible loan losses of $2,142,000, which constituted 1.95% of total loans, is adequate as an allowance against possible future losses. The allowance for possible loan losses decreased $713,000 or 1.10% from the 3.05% of total loans at December 31, 1994. This decline was primarily due to the increased size of the loan portfolio and the absence of a need to provide for additional losses during 1995.

	Refer to Notes 1, 2 and 4 of the Consolidated Financial
Statements for further discussion and details regarding the Company's allowance for possible loan losses.

INVESTMENT SECURITIES

	At December 31, 1995, investment securities totaled $77,266,000, a $9,327,000 or 13.7% increase over the $67,939,000 recorded at December 31, 1994. The growth in securities was a direct result of the growth in deposits, or funding resources, exceeding the growth in loans for the year. The balance change in the portfolio is the net result of security purchases and maturities during 1995. As part of its normal operations, the Company may accept deposits from public authorities or borrow funds through repurchase agreements with customers, both of which require a pledge of the Company's qualifying investment securities in an amount generally equal to 110% of the funds deposited or borrowed. As of December 31, 1995 and 1994, investment securities (at book value) pledged for this purpose were $47,381,000 or 61.3% and $55,648,000 or 81.9% of the total investment securities portfolio, respectively.

	In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities".   The Company adopted the provisions of the
new standard for investments held as of or acquired after January 1, 1994. SFAS No. 115 requires the classification of investment securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.
The Company does not have a trading investment portfolio. Accordingly, all investment securities were segregated as either Available-for-Sale or Held-to-Maturity by management utilizing several criteria including current market values, anticipated cash flows and liquidity needs.

	Upon adoption of SFAS No. 115, the Company reclassified as Available-for-Sale $66,286,000 of $86,941,000 of its existing securities. Due to an unstable interest rate environment and faced with increasing net unrealized loss effects on shareholders' equity, in September and November 1994, the Company reclassified Available-for-Sale investment securities with an amortized cost of $49,234,000, market value of $46,229,000 and net unrealized loss of $3,005,000 to Held-to-Maturity (1994 transfer adjustment) to avoid further recognition of the net unrealized loss. The after income tax effect equity adjustment related to these securities was $1,983,000, which remained as an unrealized loss in equity to be amortized over the remaining life of each respective investment security.

	SFAS No. 115 requires investment securities classified as Available-for-Sale be recorded at fair market value and the net effect (net unrealized gains and losses) of the adjustments of such changes in market values be recorded as an adjustment to shareholders' equity after considering applicable income tax effects. However, such adjustments are not considered when computing regulatory capital and regulatory capital adequacy ratios. At December 31, 1994, total investment securities classified as Available-for-Sale totaled $11,130,000 or 16.4% of the total investment securities portfolio. At December 31, 1994, shareholders' equity was reduced by $2,003,000 to reflect the after-income tax effects of net unrealized losses in the Available-for-Sale investment portfolio.

	Investment securities classified as Held-to-Maturity represent an ability and an intent by management to retain the securities until its stated maturity date, and therefore the Company is not required to record the net effects of temporary changing market conditions. Held-to-Maturity investment securities are thus stated at net amortized cost. At December 31, 1994, investment securities classified as Held-to-Maturity were $56,809,000, or 83.6% of the total investment portfolio. Market value for these securities were $53,632,000 or 94.4% of the net amortized cost.

	On December 29, 1995, in accordance with the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" hereafter referred to as the Guide, the Company chose to reexamine and reclassify its investment securities. On that date and as reflected in the Consolidated Financial Statements on December 31, 1995, the Company reclassified the majority of its investment securities as Available-for-Sale. The net amortized cost of the investment securities reclassified as Available-for-Sale from Held-to-Maturity were $43,900,000 with a market value of approximately $43,350,000 and net unrealized losses of approximately $550,000. On December 31, 1995, Available-for-Sale securities were recorded at market value of $66,615,000 or 99.6% of the net amortized cost of $66,883,000 resulting in net unrealized losses in the Available-for-Sale portfolio of $268,000. At December 31, 1995, Shareholders' equity reflects a net unrealized loss of $1,082,000 due to the net after income tax effects of all entries and adjustments to the Available-for-Sale investment portfolio recorded since the adoption of SFAS No. 115 on January 1, 1994 including transfers into and out of the Available-for-Sale portfolio as permitted by SFAS No. 115 and the Guide, purchases and sales of Available-for-Sale securities and amortization of the 1994 transfer adjustment. The improvement in the adjustment to equity related to the after income tax effects of the unrealized net security losses from $2,003,000 at December 31, 1994 to $1,082,000 at December 31, 1995 is primarily due to improving interest rate market conditions and thus improved market values of the portfolio.

	Held-to-Maturity securities were recorded at their net amortized cost $10,651,000 as of December 31, 1995. The Company's decision to retain a certain portion of its security portfolio as Held-to-Maturity was predominately based on the market value and interest sensitivity of the individual investment securities. The securities classified as Held-to-Maturity are generally considered by management to be the most complex financial instruments within the portfolio and are generally considered to be derivative financial instruments.
 These securities have interest rate features causing each security to earn a substantially greater yield in earlier years
than in later years of its stated life.   In management's
opinion, the yields on these securities will be substantially lower in 1996 than experienced in 1995 and in 1994. The majority of these securities have certain characteristics which cause them to be much more sensitive to interest rate movements than traditional securities and therefore result in greater changes in market values as such market rate changes occur. Management believes it has isolated those securities with the greatest propensity to incur market interest rate related losses to the Held-to-Maturity classification as discussed above thereby reducing the potential impact to the Company's equity.

   The Available-for-Sale portfolio includes some complex derivative financial instruments with potential interest rate exposure. As a result of these complex financial instruments in the Available-for-Sale classification, Management recognizes that changes in market interest rate conditions may have an impact on Shareholders' equity.

	It is the intent of the Company to retain the securities classified as Held-to-Maturity until their respective maturity dates. Management is committed to reducing the market interest rate risk in the investment portfolio during 1996.

	The Company, operating in the current interest rate environment, intends to classify the majority of its future investment security purchases as Available-for-Sale.

	Refer to Notes 1, 2 and 3 of the Company's Consolidated
Financial Statements for further information and analysis of the Company's investment portfolio.

DEPOSITS

	The Company primarily attracts deposits from local businesses and professionals, public or governmental bodies, as well as through retail certificates of deposit, savings and checking accounts. Maintaining steady and growing levels of deposits is an important objective to the Company as part of an overall management program to obtain funding sources for earning assets and maintain adequate levels of liquidity. The Company did not have any brokered accounts during 1995, 1994 and 1993 due to the Company's policy not to purchase such accounts. The Company has no foreign deposits.

	Total deposits increased $22,632,000 or 12.7% to $200,840,000 as of December 31, 1995, from $178,208,000 at December 31, 1994.
Interest-bearing deposit growth comprised 85.1% or $19,257,000 of the total growth during 1995. Management believes the growth in interest-bearing deposits to be consistent with industry trends as customers seek more efficient and profitable management of their deposit funds.

	Time deposits of $100,000 or more are generally received from all sectors of the Company's deposit base. The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies, which attempt to anticipate liquidity needs through its management of longer term and shorter term investments or by generating additional deposits. Time deposits of $100,000 or more increased $6,883,000 or 35.2% to $26,439,000 or 13.2% of total deposits at December 31, 1995, from $19,556,000 or 11.0% of total deposits at December 31, 1994. Time deposits of $100,000 or more balances vary significantly during the year due to seasonal short-term deposits by larger customers. The average balance of time certificates of deposits for the year
1995 and 1994 were $23,250,000 or 12.5% of average total
deposits and $18,400,000 or 10.4% of average total deposits, respectively, an increase of $4,850,000 or 26.4%.

	The Company had no short-term borrowings of which the average balance during the year exceeded 30% of shareholders' equity at December 31, 1995.

CAPITAL

	Capital adequacy is determined by many factors including asset quality, liquidity, earnings history, management's philosophy and the economic conditions in the market being served.
Management and regulators closely monitor the capital strength of the Company and First National on a regular basis.

	One measure of capital adequacy is the degree of risk inherent in a company's assets. Effective December 31, 1990, the Company, First National and all other financial institutions became subject to new regulatory risk-based capital guidelines.
In the risk-based capital computation, all assets including off-balance sheet items, such as loan commitments and standby letters of credit, are weighted based upon assigned risk factors. Capital is separated into two categories, Tier 1 and Tier 2, which combine for Total Capital. Tier 1 capital consists of common stockholders' equity, perpetual preferred stock and minority interest. Tier 2 capital consists of the allowance for possible loan losses and subordinated debt, subject to certain limitations. Total Capital must be 8 percent, half of which must be Tier 1 capital.

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

	The Company's and the Bank's capital ratios were as follows at December 31, 1995:

                                              	Company        	Bank

Shareholders' Equity to Total Assets		           7.7%	         7.6%

Regulatory:

	-	Tier 1 Leverage Ratio	                       	7.4%         	7.3%

	-	Tier 1 Risk-Based	                        	  13.1%        	12.9%

	-	Total Risk-Based	                           	14.3%        	14.2%

	As discussed in Note 8 to the Consolidated Financial
Statements, the Bank was considered "Well Capitalized" at December 31, 1995, by its regulators.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

	The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.
The Bank's policy has been to maintain an adequate liquidity position which, in addition to cash and cash equivalents, relies on cash inflows principally from earned interest, repayments of principal on loans and investments, and increases in deposits.
The Bank's principal cash outflows are from loan originations, purchases of investment securities, decreases in deposits and payment of operating expenses.

	At December 31, 1995, the Company's cash and cash equivalents totaled $21,539,000, a decrease of $1,416,000 from the balance at December 31, 1994, of $22,955,000. Operating activities of the Company provided $3,925,000 primarily related to the Company's net income of $2,393,000. Investing activities utilized $25,432,000 due primarily to loan originations in excess of maturities and principal repayments of $19,523,000.
In addition, purchases of investment securities in excess of maturities and calls totaled $7,809,000, further reducing cash and cash equivalents. The Company's financing activities increased cash and cash equivalents by $20,091,000 principally due to net increases in non-interest bearing deposits and interest-bearing deposits of $3,375,000 and $19,257,000, respectively.

	Historically, the Company has experienced seasonal fluctuations in the first half of the year in its deposit base which may have required the utilization of short-term federal fund borrowings from correspondent banks. During 1995, the Bank has marketed various deposit products to increase its core deposit base. At
December 31, 1995, management believes its liquidity to be adequate. The Bank has arranged for unsecured and secured borrowing lines with correspondent banks which, in the opinion of management, are sufficient to meet all funding needs during periods of temporary declines in deposits. At December 31, 1995, the Company had no borrowings in place as related to these correspondent bank arrangements.

	Liquidity management requires the attention of the Company throughout the year. The Company's operations generate administrative costs associated with regulatory reporting, internal auditing, accounting and finance, investor relations, executive management and overall corporate planning. The Company's primary source of liquidity is dividends from the Bank. See Note 13 to the Consolidated Financial Statements for further information on cash flows of the parent company. There are potential restrictions which could be placed on dividends from the Bank; however, management believes that adequate dividends will be received to meet the Company's cash flow needs through 1996.

	Through the Company's interest rate sensitivity management, it seeks to minimize fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

	The difference between the amount of assets and liabilities that are repricing in various time frames is called the "Gap." Generally, if repricing assets exceed repricing liabilities in a given period, the Company would be "asset sensitive". Alternatively, if repricing liabilities exceed repricing assets, the Company would be "liability sensitive."

	The following table sets forth the interest-rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap and the cumulative interest rate sensitivity gap ratio.

Interest Rate Sensitivity Period
December 31, 1995
   (in thousands)

                     0-3       4-12        1-5      Over 5
                   Months     Months      Years     Years      Total

ASSETS:

   Loans          $31,201    $10,978     $40,141   $24,509    $106,829

   Investments     43,942     12,909      13,411     7,004      77,266

   Other           11,055          _           _         _      11,055

   Total Assets   $86,198    $23,887     $53,552   $31,513    $195,150

FUNDING SOURCES:

   Interest-
     Bearing
     Deposits     $75,976    $30,531     $49,330   $14,318    $170,155

   Short-Term
     Funds          1,497          _          _           _      1,497

   Long-Term Debt       _          _          _           _          _

   Total Funding
      Sources     $77,473    $30,531     $49,330   $14,318    $171,652

REPRICING/

MATURITY GAP:

   Period         $ 8,725    $(6,644)    $ 4,222   $17,195

   Cumulative     $ 8,725    $ 2,081     $ 6,303   $23,498

   Period Gap/
     Total Assets     4.5%      (3.4)%       2.2%      8.8 %

   Cumulative Gap/
     Total Assets     4.5%       1.1 %       3.2%     12.0 %

Amounts stated include only fixed and variable rate instruments that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature. Because changes in rates paid on interest-bearing demand deposits have lagged behind changes in rates on other instruments, only 50 percent of the balance of interest-bearing demand deposits is included in the first period and the remaining balance prorated to periods of one (1) year or greater.

	Based on the average repricing schedules at December 31, 1995, the Company was "asset sensitive" with respect to interest-earning assets and interest-bearing liabilities repricing within one year. Because approximately $2 million of interest-earning assets in excess of interest-bearing liabilities reprice within one year, management expects that, in an increasing rate environment, the Company's net interest margin would be expected to increase as assets would generally reprice more quickly than liabilities, and in a decreasing rate environment, the Company's net interest margin would tend to decrease. The Company manages its interest rate risk by emphasizing loan and investment products which either have variable rates or which have specific maturities which are generally matched to corresponding funding sources.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Condition - First National
Bankshares, Inc. and Subsidiaries - December 31, 1995 and
December 31, 1994

Consolidated Statements of Income - First National Bankshares,
Inc. and Subsidiaries - Years ended December 31, 1995, 1994 and
1993

Consolidated Statements of Changes in Shareholders' Equity -
First National Bankshares, Inc. and Subsidiaries - Years ended
December 31, 1995, 1994 and 1993

Consolidated Statement of Cash Flows - First National
Bankshares, Inc. and Subsidiaries - Years ended December 31,
1995, 1994 and 1993

Notes to Financial Statements - First National Bankshares, Inc.
and Subsidiaries

Independent Auditors' Report - First National Bankshares, Inc.
and Subsidiaries - Years ended December 31, 1995, 1994 and 1993

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31,                                   	     1995       	1994

(In Thousands, Except Number of Shares and Per Share Data)

Assets

Cash and Due from Financial Institutions
	(Note 2)		                                      $  10,484	  $   6,951

Due from Financial Institutions -
	Interest Bearing                                 		11,055     	16,004

Total Cash and Cash Equivalents	                   	21,539     	22,955

Securities Available-for-Sale (Amortized
	Cost of $66,883 and $11,217
	at December 31, 1995 and 1994,
	respectively) (Note 3)		                           66,615     	11,130

Securities Held-to-Maturity (Market
	value of $10,325 and $53,632
	at December 31, 1995 and 1994,
	respectively) (Note 3)	                           	10,651     	56,809

Loans, Less Allowance for Possible
	Loan Losses of $2,142 and $2,855 at
	December 31, 1995 and 1994,
	respectively (Notes 1, 4 and 10)	                	107,834	     90,808

Bank Premises and Equipment (Note 2)		               5,340      	5,732

Accrued Interest Receivable and Other Assets		       7,518      	9,150

Other Real Estate (Notes 1 and 4)                    		992        	423

Total Assets	                                    	$220,489	   $197,007

Liabilities

Noninterest-Bearing Deposits	                    	$ 30,685  	$  27,310

Interest-Bearing Deposits (Note 5)               		170,155    	150,898

Total Deposits	                                   	200,840    	178,208

Federal Funds Purchased and Securities
	Sold Under Repurchase Agreements	                  	1,497      	3,634

Accrued Interest, Taxes and
	Other Liabilities		                                 1,028        	951

Note Payable (Note 6)	                                  	_	         89

Dividend Payable	                                     	121        	202

Total Liabilities                                		203,486    	183,084

Commitments and Contingencies (Note 12)	                	_          	_

Shareholders' Equity (Notes 6, 8, and 9)

Preferred Stock, No Par Value

Authorized - 2,000,000; Issued - None                  		_	          _

Common Stock (Par Value $2.50)	                     	5,044      	5,044

	Numbers of Shares Authorized:	10,000,000

	Numbers of Shares Outstanding:	2,017,600

Additional Paid in Capital	                        	16,454     	16,454

Accumulated Deficit	                               	(3,413)    	(5,483)

Unrealized Loss on Securities
	Available-for-Sale, Net                          		(1,082)    	(2,003)

Note Payable Offset Associated with
	Employee Stock Ownership Plan	                         	_	        (89)

Total Shareholders' Equity		                        17,003     	13,923

Total Liabilities and Shareholders' Equity      		$220,489   	$197,007

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                     	1995     	1994     	1993

(In Thousands, Except Per Share Data)

Interest Income

Interest and Fees on Loans		                $9,853	   $8,000	   $7,535

Interest on Securities:

	Taxable Securities		                        4,949	    4,939    	4,569

	Tax-Exempt Securities	                        	58       	56	       46

Interest on Funds Sold and Securities
	Purchased under Agreements to Resell		         48	      159      	172

Interest on Deposits with Other
	Financial Institutions		                      419	     103         	_

Total Interest Income	                     	15,327   13,257    	12,322

Interest Expense

Interest on Deposits		                       6,042	   4,668     	4,724

Interest on Funds Purchased	                   	68     	105        	61

Total Interest Expense	                     	6,110   	4,773	     4,785

Net Interest Income	                        	9,217   	8,484	     7,537

Provision (Credit) for Possible
	Loan Losses (Note 4)	                         	 _	    (500)       	51

Net Interest Income After Provision
	for Possible Loan Losses	                  	9,217    8,984     	7,486

Noninterest Income

Service Charges on Deposit Accounts	       	1,003	    1,000	       963

Other Operating Income	                      	400      	337       	344

Security Gains (Losses), Net	                 	(3)    	(978)      	(73)

Trust Services Income		                       393       317       	329

Total Noninterest Income                  		1,793       676     	1,563

Noninterest Expense

Salaries and Employee Benefits (Note 9)	   	3,473    	3,604	     3,362

Net Occupancy Expense		                       650      	681       	655

Other Real Estate Expenses (Income)
	(Note 4)	                                  	(131)	     274       	619

Other Operating Expenses (Note 14)	         	3,412	   3,200     	2,876

Total Noninterest Expense	                  	7,404   	7,759     	7,512

Income Before Income Taxes	                 	3,606   	1,901     	1,537

Income Taxes (Credits) (Note 7)		            1,213  	(3,979)     	(241)

Net Income Before Cumulative Effect
	of Change in Accounting Principle		         2,393    5,880     	1,778

Cumulative Effect of Change in
	Accounting Principle (Note 7)                 		_       	_	       340

Net Income 		                             $  2,393	$  5,880	  $  2,118

Earnings Per Share (Note 8)

Net Income Before Cumulative Effect
	of Change in Accounting Principle	         	$1.19   	$2.91    	$  .88

Cumulative Effect of Change in
	Accounting Principle		                          _       	_       	.17

Net Income 		                                $1.19	   $2.91     	$1.05

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        			    Unrealized
                                        					   Loss on	     ESOP
                         Additional		          Securities	   Note
                 	Common	  Paid In Accumulated 	Available-	 Payable
                 	Stock	   Capital	  Deficit	 for-Sale, Net (Note 6) 	Total

(In Thousands)

BALANCE,
  JANUARY 1, 1993	 $5,044	 $16,454 	$(13,279)	 $     _	     $(515)	  $ 7,704

Net Income	             _	       _	    2,118	        _	         _	     2,118

Decrease in ESOP
  Note Payable	         _       	_	        _		       -        213       	213

BALANCE,
  DECEMBER 31, 1993	5,044  	16,454	  (11,161)       	_	      (302)   	10,035

Net Income	             _	       _	    5,880        	_         	_	     5,880

Unrealized Gain
  on Securities
  Available-for-Sale,
   Net	                 _	       _	        _	      306         	_       	306

Decrease in ESOP
  Note Payable	         _	       _	        _	        _       	213       	213

Dividends Declared:

  $.10 per share	       _       	_     	(202)	       _	         _	      (202)

Change in Unrealized
  Gain (Loss) of
  Securities
  Available-for-Sale,
  Net	                  _	       _	        _	   (2,309)        	_	    (2,309)

BALANCE,
  DECEMBER 31, 1994	 5,044	 16,454	   (5,483)   (2,003)	      (89)	   13,923

Net Income	              _	      _	    2,393	        _	         _	     2,393

Decrease in ESOP
  Note Payable          	_      	_        	_	        _	        89        	89

Dividends Declared:
  $.16 per share	        _	      _	     (323)       	_	         _      	(323)

Change in Unrealized
  Gain (Loss)
  of Securities
  Available-for-Sale,
  Net	                   _	      _	        _	      921	         _       	921

BALANCE,
  DECEMBER 31, 1995	$5,044	$16,454	  $(3,413)  $(1,082)     	$  _	   $17,003

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 	                    1995	      1994      	1993
(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

	Net Income 		                            $  2,393	  $  5,880	  $  2,118

	Adjustments to Reconcile
 	Net Income to Net 	Cash Provided
  by Operating Activities:

		Depreciation, Amortization
		  and Accretion		                            428       	607	       689

		Provision For Possible
      Loan Losses	                              	_	      (500)       	51

		Provision For Losses on
      Other Real Estate	                        	1	        39	       718

		Realized Losses on Securities		                3	       978        	73

		Deferred Income Taxes		                    1,118    	(4,029)     	(600)

		(Gains) Losses on Sale
      of Property	                           	(133)      	151      	(425)

		(Increase) Decrease in Accrued
      Interest Receivable                     		37      	(476)     	(265)

		Increase (Decrease) in Accrued
      Interest Payable		                       166        	91       	(67)

		(Increase) Decrease in
      Other Assets	                             	2	      (350)       	83

		Increase (Decrease) in
      Other Liabilities		                      (90)	     (138)      	171

NET CASH PROVIDED BY
  OPERATING ACTIVITIES	                      3,925	     2,253   	  2,546

CASH FLOWS FROM INVESTING ACTIVITIES:

	Proceeds From Sales:

	  - Investment Securities	                    	 _          _    	36,064

	 	- Available-for-Sale	                        	_    	47,219         	_

	Proceeds From Maturities and
    Calls of Securities:

		 - Investment Securities	                     	_         	_	    40,260

 		- Held-to-Maturity		                      3,646     24,576         	_

 		- Available-for-Sale		                    9,866    	16,133         	_

	Purchase of Securities:

 		- Investment Securities	                     	_         	_	   (79,000)

 		- Held-to-Maturity		                          _	   (17,949)        	_

 		- Available-for-Sale	                  	(21,321)  	(49,328)        	_

	Loans Purchased		                               _	    (7,357)  	(13,740)

	Loans Sold	                                	1,590     	1,130    	10,188

	Net (Increase) Decrease in Loans		        (19,523)   	(3,993)    	4,586

	Net (Increase) Decrease
    in Federal Funds Sold and
  		Securities Purchased Under
    Agreements to Resell		                       _      7,100    	(2,570)

	Proceeds From Sale of Premises,
    Equipment and Other Real Estate 	         	499       	856	     2,103

	Purchases of Premises
    and Equipment	                           	(189)     	(392)     	(348)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES	                    (25,432)   	17,995    	(2,457)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Net Increase (Decrease) in
    Noninterest Bearing Deposits		           3,375     	2,146	    (6,418)

	Net Increase (Decrease) in
    Interest Bearing Deposits
  		Other Than Certificates
    of Deposits		                            3,286	   (15,605)	    8,773

	Net Increase (Decrease) in
    Certificates of Deposit	               	15,971     	7,450    	(3,479)

	Net Increase (Decrease) in
    Federal Funds Purchased and
    Securities Sold Under
    Repurchase Agreements	                 	(2,137)    	1,454       	628

	Dividends Paid                             		(404)        	_	         _

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES	                   	 20,091	    (4,555)	     (496)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS		                    (1,416)  	 15,693      	(407)

Cash and Cash Equivalents at
  Beginning of Year	                       	22,955     	7,262	     7,669

CASH AND CASH EQUIVALENTS AT
  END OF YEAR		                           $ 21,539  	$ 22,955 	$   7,262

CASH INTEREST EXPENSE PAID              		$  5,944  	$  4,683	 $   4,852


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

OPERATIONS AND LOAN CONCENTRATIONS

	The Company earned $2,393,000, $5,880,000 and $2,118,000 for years ended December 31, 1995, 1994 and 1993, respectively.

	The composition of the loan portfolio was as follows (in thousands):

December 31,	                                1995      	1994

Type

Commercial, Financial and
	Agricultural		                         $  46,201	   $43,792

Real Estate - Construction                		1,561     	1,233

Real Estate - Mortgage		                   14,466	    13,049

Consumer 	                                	47,523	    35,440

Other                                       		225       	149

Total Loans		                            $109,976   	$93,663

	As a percent of total loans at December 31, 1995, the Company has loans to the oil and gas industry and related service companies of approximately 11.8 percent.

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

NONPERFORMING ASSETS

	Nonperforming assets were as follows (in thousands):

December 31,	                            1995      	1994

Loans:

	90 days or more past due, but
		still accruing interest	           	$    66    $    64

	Renegotiated loans
		still accruing	                        	479     	2,444

	Nonaccrual loans                     		3,148     	2,037

Total Nonperforming Loans	             	3,693     	4,545

Other Real Estate, net of
	allowance for possible losses		          992       	423

Total Nonperforming Assets		           $4,685	    $4,968


December 31,	                            1995      	1994

Nonperforming loans as a
	percentage of total loans	              	3.4%	      4.9%

Nonperforming assets as a
	percentage of total loans
	and other real estate
	before allowance
	for possible losses	                    	4.2%     	5.3%

	As discussed in Note 2, the Company adopted SFAS No. 114 effective January 1, 1995. Impairment of loans having recorded investments of $2,260,000 at December 31, 1995 and $1,700,000 at December 31, 1994 has been recognized in conformity with SFAS No. 114. Recorded investments in other impaired loans were $880,000 at December 31, 1995 and $337,000 at December 31, 1994.
 The average recorded investment in impaired loans was $2,034,000 in 1995. The total allowance for possible loan losses related to these loans was $494,000 at December 31, 1995.

	Renegotiated loans are loans whose interest rates have been reduced and/or maturity dates extended. The amount of foregone interest on renegotiated loans still accruing was $29,000, $11,000 and $47,000 in 1995, 1994 and 1993, respectively. The decrease in the balance of renegotiated loans still accruing is the result of the foreclosure on a loan guaranteed by the Farmers Home Administration. The estimated fair value of the remaining collateral was added to other real estate.

	Nonaccrual loans at December 31, 1995, include $750,000 in loans to borrowers who are not meeting contractual terms but are making periodic payments. Foregone interest on nonaccrual loans was approximately $188,000, $183,000 and $153,000 in 1995, 1994
and 1993, respectively.   Interest collected on a cash basis was
$80,000, $233,000 and $6,000 in 1995, 1994 and 1993,
respectively.

	In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with present terms. At December 31, 1995, these loans totaled approximately $436,000.

	Other real estate is summarized by category in the following table (in thousands):

December 31,	                                   1995	     1994

Land and land development	                  	$    95     	$150

Commercial buildings	                           	822      	254

Other		                                           87       	34

Total, gross		                                 1,004      	438

Less:  Allowance for possible losses	           	(12)     	(15)

Total, net	                                   	$  992    	$423

	At December 31, 1995, before the allowance for possible losses, the highest carrying value of a single property was $505,000.

	The Bank has made substantial progress in its credit risk management process. Loan policies, loan review and real estate appraisal review processes have solidified the lending function.

 The methodology for determining the adequacy of the loan loss reserve is continually reviewed and fine-tuned. The Company's allowance for possible losses are as follows:

December 31,	                                 1995      	1994

Allowance for possible
	loan losses (in thousands)	               	$2,142    	$2,855

Allowance for possible loan
	losses as a percentage of:

	- total loans	                               	1.9%      	3.0%

	- total nonperforming loans 	               	58.0%     	62.8%

Allowance for possible loan
	losses plus allowance for
	other real estate losses as a
	percentage of total
	nonperforming assets
	before allowances		                          45.9%     	57.6%

PARENT COMPANY LIQUIDITY

	The Company is a holding company, and its ability to fund dividend payments is dependent in large part on its ability to receive funds from First National through dividends. Banking regulations include specific limitation which may preclude the Company from paying dividends.

FIRST NATIONAL FUNDING AND LIQUIDITY

	The principal source of liquidity for First National is core deposits. First National has none of its deposits brokered or purchased in the national market. Management believes that funding and liquidity at First National is more than adequate to meet its current financial commitments. During 1995, First
National had average net funds sold of $6,432,000.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	The following is a description of the more significant accounting policies:

CONSOLIDATION

	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National.
Intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM FINANCIAL INSTITUTIONS

	The Company's banking subsidiary is required to maintain a noninterest-bearing balance with the Federal Reserve Bank to fulfill its reserve requirement. The average balance in this account was $500,000 in 1995 and $859,000 in 1994.

SECURITIES

	Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for
Certain Investments in Debt and Equity Securities."  SFAS No.
115, which was adopted effective January 1, 1994, requires the classification of securities into one of three categories:
Trading, Available-for-Sale, or Held-to-Maturity.

	Management determines the appropriate classification of debt securities at the time of purchase and reevaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements.
Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held to maturity or trading are classified as available-for-sale. The Company had no trading account securities at December 31, 1995 or 1994. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at market value, with unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity until realized. Transfers from securities available-for-sale to securities held-to-maturity are recorded at market value at the date of transfer and any unrealized gain or loss at the date of transfer continues to be reported as a separate component of shareholders' equity and is accreted back to equity over the life of the security transferred. Securities classified as held-for-sale at December 31, 1993, were recorded at the lower of cost or market value.

	The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accruing interest are included in interest income on securities.
 Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method. The related income tax credit on security losses was $1,000 and $333,000 in 1995 and 1994, respectively.

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

	In accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan", the Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include troubled debt restructurings, and performing and nonperforming major loans in which full payment of principal or interest is not expected.
The Company calculates a reserve required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.

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

BANK PREMISES AND EQUIPMENT

	Bank premises and equipment are stated at cost, less accumulated depreciation of $7,791,000 and $7,241,000 at December 31, 1995, and 1994, respectively. Depreciation expense is computed principally on a straight-line basis over the estimated useful lives of the depreciable assets.

INCOME TAXES

	Income taxes are accounted for using the liability method.

STATEMENTS OF CASH FLOWS

	For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and amounts due on demand from banks and other financial institutions.

RECLASSIFICATIONS

	Certain reclassifications have been made to the prior years' financial statements in order to conform to the classifications adopted for reporting in 1995.


3.  SECURITIES

	A comparison of the amortized cost and market values of securities classified as held-to-maturity at December 31, 1995 and 1994 were as follows (in thousands):

                           	Amortized	  Estimated   	Gross      	Gross
                           	Cost/Book    	Market  Unrealized   Unrealized
December 31, 1995	            Value      	Value    	Gains   	    Losses

U.S. Government Agencies		   $10,131	   $  9,756	   $  64	       $(439)

State and Municipal
	Obligations		                   520	        569	      49	           _

Total 		                     $10,651    	$10,325    	$113       	$(439)

                           	Amortized	  Estimated	   Gross      	Gross
                           	Cost/Book    	Market 	Unrealized	  Unrealized
December 31, 1994	            Value	      Value     	Gains      	Losses

U.S. Treasury Securities		  $  2,116  	 $  2,093    	$ _	       $  (23)

U.S. Government Agencies	     47,889	     44,805      	5	       (3,089)

U.S. Government Agency
	Mortgage-Backed
	Securities		                  4,378      	4,371     	50	          (57)

State and Municipal
	Obligations                   		673        	622      	1	          (52)

Other Securities             		1,753      	1,741     	 _	          (12)

Total		                      $56,809    	$53,632    	$56	      $(3,233)

	The amortized cost and estimated market values of securities classified as held-to-maturity at December 31, 1995, by contractual maturity were as follows (in thousands):

                                            		Estimated
                                	Amortized     	Market
                                   	Cost       	Value

December 31, 1995

Within One Year		                $      _    	$      _

One to Five Years	                 	5,970       	5,883

Five to Ten Years	                 	2,569       	2,490

After Ten Years                   		2,112       	1,952

Total                            		10,651      	10,325

Mortgage-Backed Securities	            	_           	_

Total	                           	$10,651     	$10,325

	A comparison of the book and market values of securities classified as available-for-sale at December 31, 1995 and 1994, were as follows (in thousands):

                                      		Estimated   	Gross    	Gross
                            	Amortized	  Market	   Unrealized	Unrealized
December 31, 1995	              Cost     	Value     	Gains   	Losses

U.S. Treasury Securities		    $13,985	   $14,230	    $246	    $  (1)

U.S. Government Agencies		     45,492    	44,946     	323	     (869)

U.S. Government Agency
	Mortgage-Backed
	Securities		                   4,211	     4,335	     132      	 (8)

Other Securities	              	3,195     	3,104	       2      	(93)

Total	                       	$66,883   	$66,615    	$703    	$(971)

                                        	Estimated	  Gross	     Gross
                            	Amortized   	Market  	Unrealized	Unrealized
December 31, 1994	              Cost	      Value    	 Gains	    Losses

U.S. Treasury Securities		    $  3,978	  $  3,922	   $ _	     $    (56)

U.S. Government Agencies	       	5,192	     5,185    	16	          (23)

U.S. Government Agency
	Mortgage-Backed
	Securities	                      	733       	712	     _	          (21)

Other Securities	               	1,314     	1,311     	4	           (7)

Total	                        	$11,217   	$11,130  	$ 20        	$(107)

	The amortized cost and estimated market values of the securities available-for-sale at December 31, 1995, by contractual maturity were as follows (in thousands):

	                                               	Estimated
	                                     Amortized   	Market
                                        	Cost     	Value

December 31, 1995

Within One Year		                     $  6,975	   $  6,987

One to Five Years	                     	12,983     	13,175

Five to Ten Years                      		1,659      	1,680

After Ten Years		                       41,055     	40,438

Total                                 		62,672     	62,280

Mortgage-Backed Securities             		4,211      	4,335

Total		                                $66,883    	$66,615

	Included in U.S. Government Agencies was approximately $30,500,000 and $33,600,000 of Collateralized Mortgage Obligaitons at December 31, 1995 and 1994, respectively. Approximately half of CMOs consist of first and second tranche sequential pay and/or planned amortization class instruments, and the balance consist of support and other tranches. The balances of CMOs are categorized as U.S. Government Obligations due to guarantees of the underlying mortgages by agencies of the U.S. Government.

	During 1995, proceeds from redemptions, calls and paydowns of securities were $5,376,000. Losses of $3,000 were realized on those security transactions.

	During 1994, proceeds from redemptions, calls and paydowns were $15,581,000. Proceeds from sales of securities classified as available-for-sale were $47,219,000. Gains of $8,000 and losses of $986,000 were realized on those security transactions. There were no sales of securities classified as held-to-maturity during 1994.

	During 1993, proceeds from redemptions, calls and paydowns of securities were $34,740,000, and proceeds from sales of securities were $36,064,000. Gains of $403,000 and losses of $55,000 were realized on those security transactions. In addition, during 1993 the Company wrote down certain securities experiencing extraordinary redemptions by $421,000.

	On December 29, 1995 as permitted by A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities issued by the Financial Accounting
Standards Board, the Company reclassified securities with a book value of $43,900,000 and unrealized gains of $532,000 from securities held-to-maturity to securities available-for-sale.

	During 1994, the Company reclassified securities with an amortized cost of $49,234,000 and an unrealized loss of $3,005,000 from securities available-for-sale to securities held-to-maturity. This unrealized loss is being accreted to equity over the remaining lives of the securities which are currently estimated to be 15 years.

	At December 31, 1993, the Company reclassified securities with an amortized cost of $66,286,000 from investment securities to securities held-for-sale. On January 1, 1994, the Company reclassified these same securities to securities available-for-sale which resulted in an increase in shareholders' equity of $306,000 at that date.

	At December 31, 1995 and 1994, securities with a par value of $48,974,000 and $58,815,000, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

4.   ALLOWANCE FOR POSSIBLE LOAN AND OTHER REAL ESTATE LOSSES

	Changes in the allowance for possible loan losses were as follows (in thousands):

                                   	1995     	1994     	1993

Balance, January 1,		             $2,855	   $2,835	   $2,434

Additions and
	(Deductions):

	Provision Charged (Credited)
	   to Operating Expense 		            _	     (500)      	51

	Loans Charged Off	                	(960)    	(185)    	(387)

	Recoveries of Loans
	   Previously
	   Charged Off		                    247      	705      	737

Balance, December 31,           		$2,142   	$2,855   	$2,835

	The Company has established an allowance for possible losses on other real estate. These allowances are netted against other real estate in the accompanying statements of condition.
Changes in the allowance for possible losses on other real estate were as follows (in thousands):

                                   	1995    	 1994	     1993

Balance, January 1,		                $15     $ 108     	$217

Provision Charged to
	Operating Expense                   		1       	39      	718

Assets Charged Off		                  (4)    	(132)    	(827)

Balance, December 31,              		$12    $   15	     $108

5.  INTEREST-BEARING DEPOSITS

	A summary of interest-bearing deposits is as follows:

December 31,	                       1995     	1994

Demand and Savings Deposits  		$  81,302	 $ 79,780

Certificates of Deposit		         80,391   	64,420

Other Time Deposits               	8,462    	6,698

Total Interest-Bearing
  Deposits                    		$170,155	 $150,898


6.  NOTE PAYABLE

	The note payable of $89,000 at December 31, 1994 consisted of the note payable of the First National Bank of Houma's Employee
Stock Ownership Plan (the ESOP) (Note 9). The average interest rate on the note payable was 7.1 percent and 5.7 percent during 1995 and 1994, respectively.

	The ESOP purchased its shares of the Company's stock by borrowing $2,131,000 from an unaffiliated bank. Principal and interest (at 80 percent of the lender's prime rate) were payable
monthly  through May 1995.    The note was guaranteed by the
Company, and, therefore, the balance of the note was shown in notes payable and deducted from shareholders' equity as Note Payable Offset Associated with Employee Stock Ownership Plan in the accompanying consolidated statements of condition. Because the note payable had a net effect of zero on the Company's consolidated statement of condition, no fair value was estimated. The note was paid off in May of 1995.

7.  INCOME TAXES

	Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial
Accounting Standard No. 109.  Prior years were not restated.
The cumulative effect of this accounting change as of January 1, 1993, amounted to $340,000 and is reflected in the 1993
Statement of Income.

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

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994, are as follows (in thousands):

                                           		1995     	1994

Deferred Tax Assets:

	Net Operating Loss
	  Carryforward		                          $3,320	   $5,721

 	Reserve for Other Real Estate
	  Not Currently Deductible	                   	5	      175

	Excess Tax Basis
	  of Securities	                            	850      	911

	Other                                      		454      	408

Total Deferred Tax Assets	                 	4,629    	7,215

Deferred Tax Liabilities:

	Reserves for Loan Losses	                  	(440)    	(440)

	Tax Over Book Depreciation	                	(140)    	(194)

	Other                                        	(3)     	(25)

Total Deferred Tax Liabilities	             	(583)    	(659)

Deferred Tax Asset                        		4,046    	6,556

Valuation Reserve		                             _	     (895)

Net Deferred Tax Asset		                   $4,046	   $5,661

	Income taxes (credit) consist of the following components (in thousands):

Years Ended December 31,	             1995	     1994     	1993

Currently Payable		               $     95	$      50	   $   19

Deferred		                           1,118   	(4,029)    	(260)

Total Income Taxes (Credit)	       	$1,213  	$(3,979)   $ (241)

	The table below shows that the Company's effective income tax rate was less than the statutory Federal income tax rate:

Years Ended December 31,	             1995      	1994    	1993

Federal Income Tax Rate		             34.0%    	34.0%	    34.0%

Adjustments in Rate
	Resulting from:

Nontaxable Income and
	Gains on Securities                 		(.5)     	(.9)    	(1.0)

Benefit from Net Operating
	Loss Carryforward		                     _	    (33.1)   	(33.0)

Change in Valuation
	Allowance			                            -    (211.9)   	(16.9)

Other, Net                            		.1      	2.6      	1.2

Actual Effective Tax Rate           		33.6%  	(209.3%)  	(15.7%)

	At December 31, 1995, the Company had regular tax net operating loss carryforwards of approximately $9,770,000 to offset future taxable income. These carryforwards expire as follows:
$1,619,000 in 2005, $5,348,000 in 2006, $45,000 in 2007 and
$2,758,000 in 2009. At December 31, 1995, the Company had alternative minimum tax net operating loss carryforwards of approximately $8,760,000 expiring in substantially the same ratio as the regular tax loss carryforwards.

8.  SHAREHOLDERS' EQUITY

	Earnings per share were calculated by dividing net income by the average number of shares outstanding, which was 2,017,600 in 1995, 1994 and 1993.

	The Company's shareholders' equity ratio, computed in accordance with generally accepted accounting principles, at December 31, 1995, was as follows:

Equity to Assets	          	7.7%

	Regulators limit the amount of deferred taxes that banks and bank holding companies can include in regulatory capital to the lesser of 10 percent of Tier 1 capital or to the amount of deferred tax assets that is expected to be realized within one year. Additionally, regulators exclude from regulatory capital the amount of net unrealized gains and losses on available-for-sale securities.

	The Company and First National are required to maintain certain regulatory minimum capital levels. At December 31, 1995, the Company and First National were in compliance with the regulatory minimum capital requirements. Following is a summary of the minimum required capital levels and the actual ratios at December 31, 1995.

                                   		      	      Actual
                         		Required		                    First
                        			Minimum        	Company     	National

Tier 1 Leverage		         3.0% - 5.0%       	7.4%        	7.3%

Tier 1 Risk-Based		          4.0%          	13.1%       	12.9%

Total Risk-Based	           	8.0%          	14.3%       	14.2%

	The minimum Tier 1 leverage ratio for the highest rated banks and bank holding companies is 3 percent. Regulators may require a 100 to 200 basis point higher minimum ratio dependent upon the condition of the individual bank or bank holding company.

	The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier I risk-based capital ratio is 6% or greater, its leverage is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Company and First National are deemed to be "well capitalized" as of December 31, 1995 based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change those classifications.

9.  EMPLOYEE BENEFIT PLANS

	Employees of First National are eligible to participate in the First National Bank of Houma Employee Stock Ownership Plan (the
ESOP). To be eligible to participate, an employee must be at least 21 years of age and be credited with 1,000 hours of service annually. The assets of the ESOP are held by the Employee Stock Ownership Trust, the Trustee of which is First
National. The ESOP purchased its shares of Company stock by obtaining the loan described in Note 6. First National made contributions to the ESOP, as necessary, to fund the monthly installments due on the note. These contributions were $89,000, $224,000 and $237,000 for 1995, 1994 and 1993, respectively;
which consist of $2,000, $11,000 and $24,000 of interest payments, respectively, and $213,000 of principal payments in 1993 and 1994 and $89,000 in 1995.

	A Salary Savings Plan (the Savings Plan) was established January 1, 1991, for the benefit of the employees of First National. Under the terms of the Savings Plan, employees who are 20.5 years of age and who have been employed by First National for six months are eligible to participate. Employees who elect to participate contribute from 1 to 12 percent of their salary on a pretax basis, by deferring a portion of their salaries. First National can elect, but is not required, to make a matching contribution. The percentage of First National's contribution is determined each year by the Retirement & Employee Benefits Committee of the Board of Directors. First National's matching contributions for 1995, 1994 and 1993 were $32,000, $28,000 and $45,000, respectively.
Vesting in matching employer's contributions is based upon the five-year cliff method.

	The Company has allowed retired employees to participate in the Company's health care plan. These benefits are subject to deductibles, copayment provisions and other limitations. The
Company reserves the right to change or terminate the benefits at any time. In order to participate in the health care plan, retirees must share in the cost of funding the health care plan.
 The cost to the Company of providing these benefits to retirees is the cost of their approved claims less the amount funded by retirees. The net cost of these postretirement benefits charged
(credited) to expense were $(9,400), $(6,000) and $(1,500) for 1995, 1994 and 1993, respectively.

10. RELATED PARTY TRANSACTIONS

	In the ordinary course of business, directors, executive officers, principal shareholders and related parties of the Company and its subsidiaries maintain a variety of banking relationships with the Company's banking subsidiary. An analysis of activity during 1995 with respect to loans to directors, executive officers, principal shareholders and related parties of the Company and its subsidiaries was as follows (in thousands):

Balance, January 1, 1995	             	$ 1,930

New Loans	                              	4,048

Repayments                            		(4,179)

Balance, December 31, 1995	           	$ 1,799

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

	Federal Funds Purchased_For those short-term liabilities, the carrying amount is a reasonable estimate of fair value.

	Commitments_The fair value of commitments to extend credit was not significant.

	The estimated fair values of the Company's financial instruments are as follows at December 31, 1995 and 1994 (in thousands):

                                      	1995              	1994
                              	Carrying   	Fair   	Carrying   	Fair
                               	Amount	   Value	    Amount	   Value
                                 	$	        $	        $	        $

Financial assets:

Cash and due from
	financial institutions
	and federal funds
	sold, etc.		                   21,539   	21,539   	22,955	   22,955

Securities available-
	for-sale                     		66,615   	66,615	   11,130	   11,130

Securities held-to-
	maturity	                     	10,651   	10,325	   56,809	   53,632

Loans                        		109,976  	110,702   	93,663   	94,245

	Less reserve for
	  loan losses	                	(2,142)  	(2,142)  	(2,855)  	(2,855)

Loans, net of
	  reserve		                   107,834   108,560   	90,808   	91,390

Financial liabilities:

	Deposits		                    200,840	  201,198	  178,208  	178,614

	Federal Funds
	  purchased, etc.             		1,497    	1,497    	3,634	    3,634

12. COMMITMENTS AND CONTINGENCIES

	In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the financial statements. The Company does not anticipate any material losses as a result of these transactions. At December 31, 1995 and 1994, standby letters of credit were $608,200 and $108,400, respectively, under which the Company has agreed, subject to the terms of the agreement between the Company and the customer, to guarantee performance of the customer's obligation to a third party.

	Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. Total loan commitments outstanding at December
31, 1995 and 1994, were approximately $2,590,000 and $2,939,000, respectively. Lines of credit are commitments to lend up to a specified amount. Amounts outstanding under lines of credit fluctuate because they are generally used to finance short-term, seasonal working capital needs of the borrower. Total unfunded lines of credit outstanding as of December 31, 1995 and 1994, were approximately $11,669,000 and $7,986,000, respectively. Substantially all of these loan and line of credit commitments are at variable rates.

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

13. PARENT COMPANY FINANCIAL STATEMENTS

	Summarized financial statements of First National Bankshares, Inc. (Parent Company Only) follow (in thousands):

Statements of Condition

December 31,	                         1995	       1994

Investment in Subsidiaries	       	$16,860    	$13,899

Cash and Cash Equivalents	            	266        	319

Total Assets	                     	$17,126    	$14,218

Dividends Payable and
  Other Liabilities	            	 $    123	    $   206

Notes Payable		                          _	         89

Shareholders' Equity 		             17,003     	13,923

Total Liabilities and
	Shareholders' Equity		            $17,126    	$14,218

Statements of Income

Years Ended December 31,          	1995       	1994	        1993

Income:

	Dividends Received
	  from Subsidiary		           $    490    	$   302     	$     _

	Interest from
	  Subsidiary	                       	6	          3	           3

Total Income		                      496        	305    	       3

Expenses:

	Directors Fees	                     	9	          4	           4

	Legal and Professional
	  Fees	                          	 120         	90          	22

	Other	                             	15         	25           	1

Total Expenses	                    	144	        119          	27

                                  		352	        186         	(24)

Equity in Undistributed
	Income of Subsidiaries		         2,041	      5,694	       2,142

Net Income                      	$2,393     	$5,880	      $2,118


Statements of Cash Flows

Year Ended December 31	            1995       	1994        	1993

Operating Activities

Net Income 	                  	$  2,393    	$ 5,880     	$ 2,118

Adjustment to Reconcile
	Net Income to Net Cash
	Provided by (Used in)
	Operating Activities:

	Other		                             (1)          _           	_

	Undistributed Income
	  of Subsidiaries	             	(2,041)    	(5,694)     	(2,142)

Net Cash Provided by
  (Used in) Operating
  Activities                      		351        	186     	    (24)

Dividends Paid	                   	(404)         	_           	_

Cash and Cash Equivalents
  at Beginning of Year            		319        	133         	157

Cash and Cash Equivalents
  at End of Year	             	$    266   	$    319     	$   133



14. OTHER OPERATING EXPENSES

	The components of other operating expenses were (in thousands):

December 31,                      	1995       	1994	        1993

Legal and

  Professional Fees	           	$   699    	$   542     	$   318

Stationery and Supplies           		204        	178         	168

Equipment Expense	                 	631        	591         	571

FDIC Assessment	                   	260        	470         	506

Other Expenses                  		1,618      	1,419	       1,103

Compromise Settlement               		_	          _	         210

Total		                          $3,412     	$3,200	      $2,876

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                 	                            				1995
Quarter Ended	                     12/31	    09/30    	06/30    	03/31

Interest income		                 $3,818	   $3,959   	$3,848   	$3,702

Interest expense                 		1,664    	1,601    	1,487    	1,358

Net interest income	              	2,154	    2,358    	2,361	    2,344

Provision for possible
   loan losses                       		_        	_	        _	        _

Gain (loss) on sale of
   securities	                        	_        	_	       (2)      	(1)

Other income	                       	416       463       444      	473

Other expenses		                   1,499    	1,918    	2,042	    1,945

Income before income
   taxes		                         1,071      	903      	761	      871

Income taxes		                       361      	304      	256      	292

Net income	                        	$710     	$599	     $505     	$579

Earnings per share	             	$  0.35	  $  0.30	    $0.25	    $0.29

Market value (1)

   High		                         $16.75   $13.88     	$9.38    	$5.00

   Low		                          $14.00  	$ 9.06     	$7.00    	$4.50

Dividends per share
   declared by Company	          	$  0.06 	$ 0.05     	$0.05	    $   _

                                    				          1994
Quarter Ended	                      12/31  	09/30     	06/30    	03/31

Interest income	                  	$3,529 	$3,398    	$3,217   	$3,113

Interest expense	                  	1,320  	1,213     	1,135	    1,105

Net interest income		               2,209  	2,185     	2,082    	2,008

Provision for possible
   loan losses (Reversal)	             	_	      _	      (500)       	_

Gain (loss) on sale of
   securities	                      	(879)     	2      	(104)      	3

Other income	                        	340    	419       	441     	454

Other expenses		                    2,004   1,946     	1,873   	1,936

Income before income
   taxes	                           	(334)   	660     	1,046     	529

Income taxes (credits)              		(70) (3,763)     	(125)    	(21)

Net income                       		$ (264)	$4,423     	$1,171   	$550

Earnings per share	               	$(0.13)	 $2.19	      $0.58  	$0.27

Market value (2)

   High		                           $4.50   $4.50      	$4.37  	$3.37

   Low                       	     	$4.13  	$4.00	      $3.75  	$3.25

Dividends per share
   declared by Company	            	$0.10	  $   _	      $   _	 $   _

(1) Market values reflect high and low bid prices as reported by the American Stock Exchange for quarters ended December 31, September 30 and June 30, 1995. Market value for the quarter ended March 31, 1995 reflect actual over-the-counter trades.

(2)	  Market values for 1994 reflect actual over-the-counter
trades.

16.  RESTATEMENT

	Subsequent to the issuance of the Company's 1994 consolidated financial statements, the Company discovered that an error had been made in the calculation of the valuation allowance against its deferred tax asset as of December 31, 1994. As a result, the 1994 consolidated financial statements have been restated from the amounts previously reported to reflect the revised valuation allowance.

	A summary of the significant effects of the restatement, in thousands except for per share amounts, is as follows:

		                              As
		                           Previously                		As
                            		Reported   Restatement 	Restated

For the year ended

  December 31, 1994:

  Income Tax Credits		         $(4,504)	    $ 525	     $(3,979)

  Net Income	                 	$ 6,405	     $(525)	    $ 5,880

  Net Income Per Share		         $3.17     	$(.26)      	$2.91

As of December 31, 1994:

  Accrued Interest
    Receivable and
    Other Assets		             $ 9,675     	$(525)	    $  9,150

  Shareholders' Equity		       $14,448	     $(525)     	$13,923

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
First National Bankshares, Inc.
Houma, Louisiana

	We have audited the accompanying consolidated statements of condition of First National Bankshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December
31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First National Bankshares, Inc. and subsidiaries as of December
31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1995 in conformity with generally accepted accounting principles.

	As discussed in Notes 2 and 7 to the consolidated financial statements, in 1994 the Company changed its method of accounting for securities to conform with Statement of Financial Accounting Standards No. 115 and in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 3, 1996

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Item 10.  Directors and Executive Officers of Registrant

     There is incorporated by reference herein the information under the caption "Election of Directors" contained in the Registrant's definitive proxy statement in connection with the Annual Shareholders Meeting to be held May 14, 1996.

Item 11.  Executive Compensation

     There is incorporated by reference herein the information under the caption "Executive Compensation and Other Transactions with Management" contained in the Registrant's definitive proxy statement in connection with the Annual Shareholders Meeting to be held May 14, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and

     Management

     There is incorporated by reference herein the information under the caption "Voting Securities and Principal Holders
Thereof" contained in the Registrant's definitive proxy statement in connection with the Annual Shareholders Meeting to be held May 14, 1996.

Item 13.  Certain Relationships and Related Transactions

     There is incorporated by reference herein the information under the captions "Executive Compensation and Other Transactions with Management", "Interest of Management and Others in Certain Transactions", and "Voting Securities and Principal Holders Thereof" contained in the Registrant's definitive proxy statement in connection with the Annual Shareholders Meeting to be held May 14, 1996.

                              PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  1.  Index of Financial Statements:

         See Item 8.

(a)  2.  Index of Financial Schedules:

         All schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a)  3.  Index of Exhibits:

                        Incorporated
                        by Reference                           Exhibit
                        to Registration   Form of   Date of    Number
       Description      or File Number    Report    Report   in Report

(3)  Articles of
     Incorporation and
     By-Laws

 .1   Articles of
     Incorporation        2-76198          10-K     12/31/82    3.3

 .2   By-Laws              2-76198          10-K     12/31/82    3.3

(10) Material Contracts

 .1   401(K) Profit
     Sharing Plan         2-76198          10-K     12/31/92    3.10

 .2   Employee Stock
     Option Plan          2-76198          10-K     12/31/92    3.10

 .3   Lease between the
     Registrant and
     Hilton Michel,
     CLU & Associates,
     Inc. dated
     November 2, 1987     2-76198          10-K     12/31/92    3.10

 .4   Stock Purchase
     Agreement between
     Financiere Worms &
     Cie, S.A. and Messrs.
     Mire, Michel, and
     Ortego, dated
     February 19, 1993    2-76198          10-K     12/31/92    3.10

 .5   Severance Agreements
     between First National
     Bank and Mr. Mire and
     five other executive
     officers, dated
     December 1, 1994     2-76198          10-K     12/31/94    3.10

(22) Subsidiaries of the
     Registrant*

(b)  Reports on Form 8-k

     No reports were filed during the quarter ended December 31, 1995.

*Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FIRST NATIONAL BANKSHARES, INC.
                              (Registrant)

                                DATE    03/28/96


                BY    /s/  James J. Buquet, Jr.
                           JAMES J. BUQUET, JR.
                           CHAIRMAN OF THE BOARD

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           DATE    03/28/96                   DATE    03/28/96


BY /s/   Kamal Abdelnour            BY  /s/     Calvin J. Ortego
         KAMAL ABDELNOUR                        CALVIN J. ORTEGO
             DIRECTOR                               DIRECTOR


           DATE    03/28/96                   DATE    03/28/96


BY /s/   James J. Buquet, Jr.       BY  /s/  Hilton J. Michel, Jr.
         JAMES J. BUQUET, JR.                HILTON J. MICHEL, JR.
             DIRECTOR                              DIRECTOR


           DATE    03/28/96                   DATE    03/28/96


BY /s/   Russell Blanchard          BY /s/     Jerome H. Mire
         RUSSELL BLANCHARD                     JEROME H. MIRE
        PRINCIPAL FINANCIAL AND          PRESIDENT, CHIEF EXECUTIVE
         ACCOUNTING OFFICER                 OFFICER AND DIRECTOR

Exhibit Index

                                                    Sequential
                      Description                   Page Number

(22)       Subsidiaries of the Registrant               64

Exhibit (22).  Subsidiaries of Registrant

     The following exhibit provides certain information with respect to the subsidiaries of the Registrant, of which First National and First Export are wholly owned. The subsidiaries are included in Registrant's consolidated financial statements.

                                                   Incorporated Under
                     Subsidiary                         Laws of

    1)  First National Bank of Houma                  Louisiana

    2)  First Export Corporation (Inactive)           Louisiana