Form 10-Q
period 1996-03-31
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-05-15
CIK 700694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1996

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 2-76198

FIRST NATIONAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

    Organized in Louisiana    	             72-0807084
(State or other jurisdiction 	           (I.R.S. Employer
     of incorporation or                 Identification No.)
        organization)

600 East Main Street, Houma, Louisiana  70360
(Address of principal executive offices - Zip Code)

(504) 868-1660
(Registrant's telephone number, including area code)

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

FIRST NATIONAL BANKSHARES, INC.

FORM 10-Q

INDEX

Part I.  Financial Information:

	Item 1.  Financial Statements

		Consolidated Balance Sheets as of
		  March 31, 1996 and December 31, 1995

		Consolidated Statements of Income - Three
		  months ended March 31, 1996 and 1995

		Consolidated Statements of Cash Flows for
		  three months ended March 31, 1996 and 1995

		Notes to Consolidated Financial Statements

	Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations

Part II.  Other Information:

	Item 4.  Submission of Matters to a Vote
              of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K

        Signatures


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
(In thousands) 	                                      03-31-96 	 12-31-95*

ASSETS

Cash and due from banks 	                             $  8,619  	$ 10,484

Due from financial institutions - Interest-bearing     	 4,540  	  11,055

Securities held-to-maturity (market value of
 $10,779 and $10,325 at March 31, 1996 and
 December 31, 1995, respectively)                       10,726  	  10,651

Securities available-for-sale at market value
 (amortized cost of $72,858 and $66,883 at
 March 31, 1996 and December 31, 1995,
 respectively) 	                                        72,592     66,615

Loans 	                                                107,063   	109,976

 Less: Allowance for possible loan losses 	             (2,231)    (2,142)

Net Loans 	                                            104,832   	107,834

Federal funds sold 	                                       200         	0

Premises and equipment                                  	5,376     	5,340

Other real estate and foreclosed assets, net 	           1,010       	992

Other assets 	                                           8,298  	   7,518

     TOTAL ASSETS                                    	$216,193  	$220,489

LIABILITIES

Deposits:

 Non interest-bearing deposits                        $ 28,534  	$ 30,685

 Interest-bearing deposits 	                           165,890  	 170,155

Total deposits                                        	194,424   	200,840

Federal funds purchased & securities sold
 under repurchase agreements 	                           2,992    	 1,497

Accrued interest, taxes and other liabilities 	          1,139     	1,028

Dividends payable 	                                        141  	     121

     TOTAL LIABILITIES                                	198,696   	203,486

SHAREHOLDERS' EQUITY

Common stock 	                                           5,044     	5,044

 Par value ................................$2.50

 Number of shares authorized .........10,000,000

 Number of shares outstanding ........ 2,017,600

Additional paid in capital                             	16,454    	16,454

Accumulated deficit                                    	(2,958)   	(3,413)

Net unrealized losses on securities available-for-sale  (1,043)    (1,082)

     TOTAL SHAREHOLDERS' EQUITY 	                       17,497  	  17,003

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $216,193 	 $220,489

*The Balance Sheet at December 31, 1995 has been taken from
 the audited Balance Sheet at that date.
The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                    	Three months ended
(In thousands, except per share data) 	              03-31-96 	03-31-95

 INTEREST INCOME

  Interest and fees on loans                          	$2,527   	$2,242

  Interest on securities:

    U.S. government securities                           	943    	1,105

    Mortgage-backed securities                           	136       	97

    State and municipal securities                        	16       	14

    Other securities                                      	49       	49

  Interest on funds sold                                   	0      	 48

  Interest on deposits due from financial institutions    166  	    147

       Total interest income                            3,837    	3,702

 INTEREST EXPENSE

  Interest on deposits                                 	1,636    	1,338

  Interest on funds purchased 	                            10   	    20

       Total interest expense 	                         1,646   	 1,358

          Net interest income                           2,191   	 2,344

Provision for possible loan losses 	                        0   	     0

  Net interest income after provision
   for possible loan losses                          	  2,191   	 2,344

 NON-INTEREST INCOME

  Service charges on deposit accounts                   	 252     	 247

  Other commissions and fees                              	89       	75

  Other operating income                                  	26       	70

  Securities gains (losses)                               	 5     	  (1)

  Trust services income 	                                 108   	    81

       Total non-interest income                         	480      	472

 NON-INTEREST EXPENSE

  Salaries                                               	583      	716

  Employee benefits 	                                     178      	201

  Net occupancy expense                                  	173      	162

  Equipment expense                                      	149      	161

  Expense associated with OREO and problem loans           80     	  26

  Other operating expense 	                               612  	    679

       Total non-interest expense 	                     1,775   	 1,945

 Income before income taxes                             	 896   	   871

Income taxes 	                                            300   	   292

Net income 	                                           $  596   	$  579

Per share data (based on the weighted average shares outstanding, 2,017,600, during the periods):

     Net income 	                                        $.30     	$.29

     Cash dividends declared 	                           $.07     	$.00

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                	Three months ended March 31,
(In Thousands) 	                                       1996      	1995

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        	$    596  	$    579

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, amortization and accretion 	               52        	83

  Provision for loan losses 	                               0         	0

  Provision for losses on other real estate 	               0        	 4

  Deferred income taxes 	                                 278       	288

  Realized (gains) losses on securities 	                  (5)       	 1

  (Gains) losses on sale of property 	                     (8)    	  (40)

  (Increase) Decrease in accrued interest receivable      	22      	(109)

  Increase in accrued interest payable                   	152       	125

  Increase in other assets                            	(1,049)    	 (203)

  Decrease in other liabilities                          	(95)      	(18)

NET CASH PROVIDED BY OPERATING ACTIVITIES                	(57)      	710

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of securities
    available-for-sale                                 28,118        	 0

  Proceeds from maturities and calls of securities -

    Held-to-maturity 	                                      0      	 733

    Available-for-sale                                 	9,201  	   6,062

  Purchase of securities -

    Held-to-maturity 	                                      0         	0

    Available-for-sale 	                              (43,220)  	(14,911)

  Loans purchased                                     	(2,547)        	0

  Loans sold 	                                              0         	0

  Net (increase) decrease in loans 	                    5,420    	(4,640)

  Net (increase) decrease in short-term investments     	(200)    	9,496

  Proceeds from sale of premises, equipment &
    foreclosed property 	                                 118       	 98

  Purchases of premises and equipment                   	(174)      	(27)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES      	(3,284)    (3,189)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in non-interest
    bearing deposits                                   (1,899)   	 3,925

  Net decrease in interest bearing deposits
    other than certificates of deposits 	              (3,965)  	 (2,360)

  Increase (decrease) in certificates of deposits 	      (550) 	   3,338

  Increase (decrease) in short-term borrowings 	        1,495    	(1,967)

  Dividends paid 	                                       (121)     	(202)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      	(5,040)    	2,734

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  	(8,381)       255

Cash and cash equivalents at beginning of period      	21,539     	6,951

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	         $ 13,158   $  7,206

CASH INTEREST INCOME RECEIVED 	                      $  3,860 	 $  3,593

CASH INTEREST EXPENSE PAID 	                         $  1,494   $  1,233

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

March 31, 1996

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

	The Company's impaired loans amounted to approximately
$2,243,000 and $3,148,000 at March 31, 1996 and December 31, 1995,
respectively. The related allowance for these loans was $673,000 at March 31, 1996 and $494,000 at December 31, 1995.

NOTE 3: The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the 1995 Annual Report on Form 10-K of First National Bankshares, Inc.

	In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

	The foregoing three months interim results of 1996 are not necessarily indicative of the results of operations of the full year 1996.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION AND OVERVIEW

	First National Bankshares, Inc. (the Company) is a bank holding company based in Houma, Louisiana operating a single active wholly-owned subsidiary, First National Bank of Houma (First
National or the Bank). The Company is also the sole owner of an inactive subsidiary, First Export Corporation. The Company's business strategy is to provide quality, tailored financial products and services to retail and commercial customers in the southern parishes of Louisiana.

	The following discussion and analysis of operations for the quarter ending March 31, 1996 highlight the changes in financial position and results of operations of the Company. The financial position and results of operations for the period indicated were primarily attributable to the Bank which comprises the substantial majority of the assets and liabilities of the Company. Management's discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report.

	In late 1995, the Company discovered an error in the calculation of a reduction in the latter part of 1994 of the valuation allowance against the Company's deferred income tax asset. To correct the error, the Company restated its financial statements for the periods ending December 31, 1994, March 31, 1995, June 30, 1995, and September 30, 1995 and filing with the Securities and Exchange Commission an amended Annual Report on Form 10-K/A and amended Quarterly Reports on Form 10-Q/A for those periods to reflect the restated financial statements. For a discussion of the impact of the restatement and for restated financial statements for those periods, refer to the amended periodic filings for those periods.

RESULTS OF OPERATIONS

Net Interest Income

	The Company's primary source of revenue is net interest income, which is the difference between interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income after provision for possible loan losses was $2,191,000 in the first quarter of 1996, a 6.5 percent decrease over the same period in 1995. Net interest income was affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities referred to as "volume change." It was also affected by changes in yields on interest-earning assets and rates paid on interest-bearing deposits and short-term borrowings referred to as "rate change."

Noninterest Income and Noninterest Expense

	Noninterest income before securities gains and losses increased $8,000 or 1.7 percent in the first quarter of 1996 as compared to the same period in 1995. This increase reflects increased fees for trust services, commissions, exchange and other fees.

	Noninterest expense in the first quarter of 1996 decreased approximately $170,000 or 8.7 percent when compared to the same period in 1995. The decrease was primarily attributable to a reduction in personnel costs, the result of an organizational restructuring process started in 1995, and a reduction in Federal Deposit Insurance Corporation (FDIC) insurance premiums, a result of a decision by the FDIC in 1995 to reduce premiums for all well capitalized insured financial institutions.

Net Income

	Consolidated income before income taxes for the three month period increased $25,000, or 2.9 percent. Consolidated net income for the same period increased $17,000 also a 2.9 percent increase.

	During the first quarter of 1996, the Company continued utilizing its net operating loss carryforwards and reduced deferred income tax assets by $278,000. The total provision for income taxes at March 31, 1996 was $300,000 as compared to $292,000 at March 31, 1995.

BALANCE SHEET ANALYSIS

Loan Portfolio

	The Company offers a wide variety of lending products to both commercial and consumer customers located within its target market. The Company also purchases loans from other financial institutions both within and outside of the target market area to enhance earning-asset yields and diversify the total loan portfolio. Interest rates charged for loans made by the Company vary with the degree of risk, the size and maturity of loans, the borrower's depository relationships with the Company and prevailing market interest rates. During the first quarter of 1996, loans decreased $2,913,000 or 2.7 percent from year-end
1995.

Credit Risk Management and Asset Quality

	Nonperforming assets decreased $909,000 or 19.4 percent at March 31, 1996 as compared to December 31, 1995. Shown below is a schedule of the Company's nonperforming assets (in thousands):

                                             	03-31-96   	12-31-95
Loans:

  90 days or more past due, but still
    accruing interest 	                        $   59    	 $   66

  Renegotiated loans still accruing              	464        	479

  Nonaccruing 	                                 2,243      	3,148

Total nonperforming loans                      	2,766      	3,693

Other real estate and foreclosed
  property (net of reserves)                    1,010       	 992

Total nonperforming assets 	                   $3,776     	$4,685

	In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with existing terms and conditions. At March 31, 1996 these loans totaled approximately $274,000. This represents a decrease of $162,000 or 37.2 percent from the $436,000 balance on December 31, 1995.

Allowance for Possible Loan Losses

	Based on information available at March 31, 1996, management believes the allowance for possible loan losses of $2,231,000, which comprised 2.1 percent of total loans, is adequate as an allowance against possible future losses. The allowance for possible loan losses increased $89,000 or 4.2 percent from the
2.0 percent of total loans at December 31, 1995. This increase was primarily due to the decreased size of the loan portfolio, the recovery of losses previously charged off and the maintained quality of the existing loan portfolio.

Investment Securities

	At March 31, 1996, investment securities totaled $83,318,000, a $6,052,000 or 7.8 percent increase over the $77,266,000 recorded at December 31, 1995. Securities classified available-for-sale increased $5,977,000 or 9.0 percent while securities classified as held-to-maturity incurred no significant change in book value. The increase in securities resulted from increases in liquidity from the pay downs of loans and a reduction in interest bearing balances due from financial institutions. Available-for-sale securities are recorded at market value with variances between market value and book value recognized as an adjustment to shareholder's equity. Held-to-maturity securities are recorded at book value. However, due to the transfer of securities between available-for-sale and held-to-maturity which occurred in 1994, certain unrealized losses attributable to the held-to-maturity portfolio are recorded in shareholder's equity as well. The impact on equity as a result of these unrealized losses reflects little change as of March 31, 1996 as compared to December 31, 1995.

Deposits

	The Company primarily attracts deposits from local businesses and professionals, or governmental bodies, and through retail certificates of deposit, savings and checking accounts.
Maintaining steady and growing levels of deposits is an important objective to the Company as part of an overall management program to obtain funding sources for earning assets and maintain adequate levels of liquidity. The Company did not have any brokered accounts during the first quarter of 1996 and 1995 due to the Company's policy not to purchase such accounts.
The Company has no foreign deposits.

	Total deposits decreased $6,416,000 or 3.2 percent to $194,424,000 as of March 31, 1996, from $200,840,000 at December
31, 1995. Non interest bearing deposits decreased $2,151,000, or 7.0 percent, as of March 31, 1996 from year end 1995. Interest bearing deposits also experienced a decline of $4,265,000 or 2.5 percent for the same period. These expected decreases were primarily the result of decreases in public fund deposits resulting from year end 1995 property tax collections which were distributed to various government agencies in early January 1996 and seasonal fluctuations in each deposit category.

Capital

	Shareholders' equity increased $494,000 to $17,497,000 at March 31, 1996 from December 31, 1995, due to earnings for the period of $596,000 less dividends declared.

	The Company and First National are subject to the regulatory risk-based capital guidelines. The applicable risk-based capital ratios are as follows:

First National Bankshares, Inc. 	 03-31-96 	 12-31-95   Regulatory Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio 	                   14.97%   	  14.14%        	 4.00%

Total Capital/Risk Weighted
  Assets Ratio 	                   16.22%    	 15.39%        	 8.00%

Leverage Ratio 	                    8.03%     	 8.04%        	 3.00%


First National Bank of Houma 	    03-31-96 	 12-31-95  	Regulatory Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio 	                   14.90%    	 14.02%        	 4.00%

Total Capital/Risk Weighted
  Assets Ratio 	                   16.15%    	 15.27%        	 8.00%

Leverage Ratio                    	 8.00%   	   7.98%        	 3.00%

 In January of 1996, the Company paid a dividend declared in December of 1995, of $.06 per common share. In February of 1996, the Company declared a dividend of $.07 per common share payable in April of 1996. As noted previously, shareholders' equity increased or decreased due to changes in the carrying value of investment securities classified as available-for-sale net of applicable income taxes. During the first quarter of 1996, there was little change in the unrealized loss amount as recorded at December 31, 1995.

LIQUIDITY AND ASSET LIABILITY MANAGEMENT

	The Company has positioned itself to meet the demands of the changing economic conditions with a high ratio of net liquid assets to net liabilities. At year-end 1995, this ratio stood at 33.7 percent and on March 31, 1996, 36.1 percent. The
Company has identified approximately $72,592,000 in securities which it classified as Available-for-Sale under the provisions of SFAS 115 "Accounting for Certain Investments in Debt and
Equity Securities" which are carried in the statement of condition at net realizable value. In management's opinion, these securities, in conjunction with other liquid assets and arranged borrowing lines with financial institutions is adequate to meet all potential funding needs of the Company.

	The Company recognizes the potential impact of earnings given changes in market interest rate conditions. This interest sensitivity is monitored closely by management. A schedule of the Company's interest sensitivity/GAP analysis follows:

INTEREST SENSITIVITY/GAP ANALYSIS(in thousands)

March 31, 1996 	                  INTEREST RATE SENSITIVITY PERIOD
                  	0-3 Months 	4-12 Months 	1-5 Years 	Over 5 Years 	 TOTAL

ASSETS:

  Loans 	           $25,158     	$15,392    	$40,583     	$23,699   	$104,832

  Investments 	      34,665      	23,745     	15,966       	8,942     	83,318

  Other 	             4,739           	0          	0           	0      	4,739

Total assets        $64,562     	$39,137    	$56,549     	$32,641   	$192,889

FUNDING SOURCES:

  Interest-bearing
   deposits       	 $70,526    	 $34,162   	 $47,870      $13,332  	 $165,890

  Short-term funds 	  2,992           	0          	0           	0      	2,992

  Long-term debt         	0           	0          	0           	0          	0

Total funding
 sources           	$73,518     	$34,162    	$47,870     	$13,332   	$168,882

REPRICING/MATURITY  GAP:

  Period 	          $(8,956)     	$4,975     	$8,679     	$19,309

  Cumulative       	$(8,956)    	($3,981)    	$4,698     	$24,007

  Period gap/
   total assets      	 (4.6%) 	      2.6%  	     4.5%      	 10.0%

  Cumulative gap/
   total assets      	 (4.6%)     	 (2.1%)     	 2.4%        12.4%

Amounts stated include only fixed and variable rate instruments in the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to change in rate. The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature. Because changes in rates paid on interest-bearing demand deposits traditionally lag behind changes in rates on other instruments, only 50 percent of the balance of interest-bearing demand deposits is included in the first period and the remaining balance prorated to periods of one (1) year or greater.


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


FIRST NATIONAL BANKSHARES, INC.
    (Registrant Company)



DATE:  May 14, 1996 	            BY   /s/ Jerome H. Mire
                          	               JEROME H. MIRE
                     	              CHIEF EXECUTIVE OFFICER AND
                          	                  PRESIDENT


DATE:  May 14, 1996	             BY   /s/ Russell Blanchard
                                      	   RUSSELL BLANCHARD
                                  	  CHIEF FINANCIAL OFFICER AND
                                       	     COMPTROLLER