Form 10-Q
period 1996-06-30
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-08-14
CIK 700694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1996

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

Part I.  Financial Information:

	Item 1.  Financial Statements

		Consolidated Balance Sheets as of
		  June 30, 1996 and December 31, 1995

		Consolidated Statements of Income - Three
		  and six month periods ended June 30,
		  1996 and 1995

		Consolidated Statements of Cash Flows for
		  six months ended June 30, 1996 and 1995

		Notes to Consolidated Financial Statements

	Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations

Part II.  Other Information:

	Item 4.  Submission of Matters to a Vote of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K

          Signatures


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands)
                            	                       (Unaudited)
                                                      06-30-96 	 12-31-95*

ASSETS

Cash and due from financial institutions -
  Non Interest Bearing                             	 $  6,056  	 $ 10,484

Interest-bearing deposits with financial
  institution 	                                         2,722      11,055

Securities held-to-maturity (market value of
  $10,270 and $10,325 at June 30, 1996 and
  December 31, 1995, respectively)                     10,799   	  10,651

Securities available-for-sale at market value
  (amortized cost of $66,623 and $66,883 at
  June 30, 1996 and December 31, 1995,
  respectively)                                    	   65,606  	   66,615

Loans                                                	112,979    	109,976

 Less: Allowance for possible loan losses 	            (1,948) 	   (2,142)

Net Loans                                            	111,031    	107,834

Premises and equipment                                 	5,280      	5,340

Other real estate and foreclosed assets, net             	979        	992

Other assets 	                                          7,444   	   7,518

     TOTAL ASSETS 	                                  $209,917   	$220,489

LIABILITIES

Deposits:

 Non interest-bearing deposits 	                     $ 28,106   	$ 30,685

 Interest-bearing deposits                          	 161,515   	 170,155

Total deposits                                       	189,621    	200,840

Federal funds purchased & securities sold
  under repurchase agreements                         	 1,502     	 1,497

Accrued interest, taxes and other liabilities          	1,181      	1,028

Dividends payable 	                                       141   	     121

     TOTAL LIABILITIES 	                              192,445    	203,486

SHAREHOLDERS' EQUITY

Common stock 	                                          5,044      	5,044

 Par value ................................$2.50

 Number of shares authorized .........10,000,000

 Number of shares outstanding ........ 2,017,600

Additional paid in capital 	                           16,454     	16,454

Accumulated deficit                                   	(2,527)    	(3,413)

Net unrealized losses on securities
  available-for-sale                                   (1,499) 	   (1,082)

     TOTAL SHAREHOLDERS' EQUITY                        17,472   	  17,003

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $209,917  	 $220,489

 *The Balance Sheet at December 31, 1995 has been taken from the audited Balance Sheet at that date.

  The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per shre data)


                                      	Three months ended 	 	Six months ended
                                      	06-30-96 	06-30-95  	06-30-96 	06-30-95

 INTEREST INCOME

  Interest on deposits with
   financial institutions 	             $   58  	 $   64   	 $  224  	 $  211

  Interest on securities:

    U.S. government securities            	899     1,153     	1,842    	2,258

    Mortgage-backed securities 	           264       	92       	400      	189

    State and municipal securities         	14       	15        	30       	29

    Other securities 	                      15       	52        	64      	101

  Interest and fees on loans 	           2,444     2,471      4,971    	4,713

  Interest on funds sold               	    35   	     1    	    35   	    49

       Total interest income            	3,729    	3,848     	7,566    	7,550

 INTEREST EXPENSE

  Interest on deposits 	                 1,582   	 1,476    	 3,218   	 2,814

  Interest on funds purchased 	             21  	     11  	      31   	    31

       Total interest expense          	 1,603   	 1,487    	 3,249   	 2,845

          Net interest income 	          2,126   	 2,361    	 4,317   	 4,705


Provision for possible loan losses 	        25  	      0  	      25         0

  Net interest income after
   provision for possible loan
   losses 	                              2,101  	  2,361    	 4,292   	 4,705

 NON-INTEREST INCOME

  Service charges on deposit
   accounts                              	 260     	 247      	 512       494

  Other commissions and fees 	             109       	76       	198      	151

  Other operating income                   	18       	14        	44       	84

  Securities gains (losses)                	(1)      	(2)        	4       	(3)

  Trust services income 	                  108       107    	   216   	   188

       Total non-interest income 	         494      	442       	974      	914

 NON-INTEREST EXPENSE

  Salaries                                	640      	744      1,223    	1,460

  Employee benefits 	                      111      	180       	289      	381

  Net occupancy expense 	                  173      	153       	346      	315

  Equipment expense                       	154       164       	303      	325

  Expense associated with OREO
   and problem loans 	                      33      	 57        113      	 83

  Other operating expense 	                608  	    744    	 1,220   	 1,423

       Total non-interest expense 	      1,719     2,042    	 3,494     3,987

 Income before income taxes 	              876     	 761    	 1,772   	 1,632

Income taxes                           	   304   	   256    	   604   	   548

Net income 	                            $  572   	$  505    	$1,168   	$1,084

Per share data (based on the weighted
 average shares outstanding,
 2,017,600, during the periods:)

     Net income 	                         $.28     	$.25      	$.58     	$.54

     Cash dividends declared 	            $.07  	   $.05     	 $.14    	 $.05

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                   	Six months ended June 30,
                                                         	1996 	     1995

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income 	                                          $  1,168  	$  1,084

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, amortization and accretion 	                 241       	181

  Provision for loan losses                                  	25         	0

  Provision for losses on other real estate                    0        	 1

  Deferred income taxes 	                                    564       	538

  Realized (gains) losses on securities                      	(4)       	 3

  Gains on sale of property                                  	(4)    	  (44)

  Increase in accrued interest receivable 	                 (178)     	(398)

  Increase in accrued interest payable                       	99        	89

  (Increase) decrease in other assets                       	(62)     	 776

  Increase (decrease) in other liabilities                   	17      	(112)

NET CASH PROVIDED BY OPERATING ACTIVITIES 	                1,866     	2,118

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of securities
    available-for-sale                                    37,065        	 0

  Proceeds from maturities and calls of securities -

    Held-to-maturity                                         	 0    	 1,805

    Available-for-sale 	                                  16,435  	   8,256

  Purchase of securities -

    Held-to-maturity 	                                         0         	0

    Available-for-sale                                   (53,226)  	(14,956)

  Loans purchased 	                                       (2,547)        	0

  Loans sold                                               1,005         	0

  Net increase in loans                                  	(1,910)  	(13,432)

  Net (increase) decrease in short-term investments 	          0    	10,430

  Proceeds from sale of premises, equipment &
   foreclosed property                                     	 248      	 188

  Purchases of premises and equipment                      	(222)      	(74)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES         	(3,152)    (7,783)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in non-interest
    bearing deposits                                      (2,578)     	 776

  Net decrease in interest bearing deposits
    other than certificates of deposits 	                 (6,839)  	 (3,099)

  Increase (decrease) in certificates of deposits        	(1,802)    11,039

  Increase (decrease) in short-term borrowings 	               6    	(2,467)

  Dividends paid 	                                          (262)     	(202)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES 	       (11,475)     6,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 	   (12,761)       382

Cash and cash equivalents at beginning of period         	21,539     	6,951

 CASH AND CASH EQUIVALENTS AT END OF PERIOD           	 $  8,778 	 $  7,333

 CASH INTEREST EXPENSE PAID                          	  $  3,150  	$  2,757

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
June 30, 1996
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company's impaired loans amounted to approximately
$2,020,000 and $3,148,000 at June 30, 1996 and December 31,
1995, respectively. The related allowance for these loans was $427,000 at June 30, 1996 and $494,000 at December 31, 1995.

The Company also adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", effective January 1, 1995. This Statement allows a creditor to use existing methods for recognizing interest income on impaired loans. The adoption of SFAS No. 118 did not result in any change in the amount of interest income reported by the Company.

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

The foregoing six months interim results of 1996 are not necessarily indicative of the results of operations expected for the full year 1996.

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

The following discussion and analysis of operations for the six month period and quarter ending June 30, 1996 highlight the changes in financial position and results of operations of the Company. The financial position and results of operations for the periods indicated were primarily attributable to the Bank which comprises the substantial majority of the assets and liabilities of the Company. Management's discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report.

In late 1995, the Company discovered an error in the calculation of a reduction in the latter part of 1994 of the valuation allowance against the Company's deferred income tax asset. To correct the error, the Company restated its financial statements for the periods ended December 31, 1994, March 31, 1995, June 30, 1995, and September 30, 1995 and filed with the Securities and Exchange Commission an amended Annual Report on Form 10-K/A and amended Quarterly Reports on Form 10-Q/A for those periods to reflect the restated financial statements. For a discussion of the impact of the restatement and for restated financial statements for those periods, refer to the amended periodic filings for those periods.

RESULTS OF OPERATIONS

Net Interest Income

The Company's primary source of revenue is net interest income which is the difference between interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income after provision for possible loan losses was $4,292,000 in the first six months of 1996, an 8.8 percent decrease over the same period in 1995. For the three month period ended June 30, 1996, net interest income was $2,101,000, an 11.0 percent decrease over the same period in 1995. Net interest income was affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities referred to as "volume change." It was also affected by changes in yields on interest-earning assets and rates paid on interest-bearing deposits and short-term borrowings referred to as "rate change."

Noninterest Income and Noninterest Expense

Noninterest income increased $60,000 or 6.6 percent in the first six months of 1996 and $52,000 or 11.8 percent in the second quarter of 1996 as compared to the same periods in 1995. These increases reflect increased service charges on deposit accounts, fees for trust services, commissions, exchange and other fees.

Noninterest expense decreased $493,000 or 12.4 percent and $323,000 or 15.8 percent in the first six months and second quarter, respectively, when compared to the same periods in 1995. The decrease was primarily attributable to a reduction in personnel costs, the result of an organizational restructuring process started in 1995, and a reduction in Federal Deposit Insurance Corporation (FDIC) insurance premiums, a result of a decision by the FDIC in 1995 to reduce premiums for all well capitalized insured financial institutions.

Net Income

Consolidated income before income taxes of $3,494,000 for the six month period increased $140,000, or 8.6 percent and $115,000 or 15.1 percent to $1,719,000 for the second quarter.
Consolidated net income for these same periods increased $84,000 or 7.7 percent to $1,168,000 and $67,000 or 13.3 percent to $572,000, respectively.

The total provision for income taxes for the six month period ended June 30, 1996 was $604,000 as compared to $548,000 for the six month period ended June 30, 1995 and remained relatively constant as a percent of income before income taxes.

BALANCE SHEET ANALYSIS

Loan Portfolio

The Company offers a wide variety of lending products to both commercial and consumer customers located within its target market. The Company also purchases loans from other financial institutions both within and outside of the target market area to enhance earning-asset yields and diversify the total loan portfolio. Interest rates charged for loans made by the Company vary with the degree of risk, the size and maturity of loans, the borrower's depository relationships with the Company and prevailing market interest rates. During the first six months of 1996, loans increased $3,003,000 or 2.7 percent from year-end 1995.

Credit Risk Management and Asset Quality

Nonperforming assets decreased $1,407,000 or 30.0 percent to $3,278,000 at June 30, 1996 as compared to December 31, 1995. The decrease was primarily attributable to reimbursement by a U.S. Government agency of their guaranteed portion of these loans. Shown below is a schedule of the Company's nonperforming assets (in thousands):

                                            	06-30-96 	  12-31-95
Loans:

  90 days or more past due, but still
    accruing interest 	                       $  152    	 $   66

  Renegotiated loans still accruing 	            493        	479

  Nonaccruing                                 	1,654      	3,148

Total nonperforming loans                     	2,299      	3,693

Other real estate and foreclosed
  property (net of reserves) 	                   979       	 992

Total nonperforming assets 	                  $3,278     	$4,685

In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with existing terms and conditions. At June 30, 1996 these loans totaled approximately $265,000. This represents a decrease of $171,000 or 39.2 percent from the $436,000 balance on December 31, 1995.

Allowance for Possible Loan Losses

Based on information available at June 30, 1996, management believes the allowance for possible loan losses of $1,948,000, which comprised 1.7 percent of total loans, is adequate as an allowance against possible future losses. At June 30, 1996, the allowance for possible loan losses decreased $194,000 from the $2,142,000 recorded at December 31, 1995. This decrease was, in part, due to the net charge off of $219,000 in loans deemed uncollectible.

During the second quarter of 1996, the Company recorded a $25,000 provision for possible loan losses, the first such provision for possible loan losses recorded by the Company in 1996 and 1995. The provision was deemed appropriate by management due to the increasing volume of loans recorded by the Bank. The amount of provision for possible loan losses is dependent on a variety of factors, including size of the loan portfolio, actual or expected loan losses and recoveries of prior losses.

Investment Securities

At June 30, 1996, investment securities totaled $76,405,000, a $861,000 or 1.1 percent decrease over the $77,266,000 recorded at December 31, 1995. Securities classified available-for-sale decreased $172,000 or 0.3 percent while securities classified as held-to-maturity incurred no significant change in book value. The decrease in securities resulted from increased demand for liquidity to fund loan growth. Available-for-sale securities are recorded at market value with variances between market value and book value recognized as an adjustment to shareholders' equity. Held-to-maturity securities are recorded at book value. However, due to the transfer of securities between available-for-sale and held-to-maturity which occurred in 1994, certain unrealized losses attributable to the held-to-maturity portfolio have been recorded in shareholders' equity as well, resulting in a $417,000 increase in net unrealized losses in securities available-for-sale as of June 30, 1996 as compared to December 31, 1995.

Deposits

The Company primarily attracts deposits from local businesses and professionals, or governmental bodies, and through retail certificates of deposit, savings and checking accounts. Maintaining steady and growing levels of deposits is an important objective to the Company as part of an overall management program to obtain funding sources for earning assets and maintain adequate levels of liquidity. The Company did not have any brokered accounts during the first two quarters of 1996 and 1995 due to the Company's policy against such accounts. The Company has no foreign deposits.

Total deposits decreased $11,219,000 or 5.6 percent to $189,621,000 as of June 30, 1996, from $200,840,000 at December
31, 1995. Non interest bearing deposits decreased $2,579,000, or 8.4 percent, as of June 30, 1996 from year end 1995.
Interest bearing deposits also experienced a decline of $8,640,000 or 5.1 percent for the same period. These expected decreases were primarily the result of decreases in public fund deposits resulting from year end 1995 property tax collections which were distributed to various government agencies in early January 1996 and seasonal fluctuations in each deposit category.

Capital

Shareholders' equity increased $469,000 to $17,472,000 at June 30, 1996 from December 31, 1995, due to earnings for the period of $1,168,000 less $282,000 in dividends declared and a $417,000 adjustment to the unrealized losses on securities available for sale.

The Company and First National are subject to the regulatory risk-based capital guidelines. The applicable risk-based capital ratios are as follows:

                                                          Regulatory
First National Bankshares, Inc. 	  06-30-96 	 12-31-95     Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio 	                    14.89%   	 14.14%      	 4.00%

Total Capital/Risk Weighted
  Assets Ratio 	                    16.14%   	 15.39%      	 8.00%

 Leverage Ratio 	                    8.13%   	  8.04%     	  3.00%


                                                          Regulatory
First National Bank of Houma 	     06-30-96 	 12-31-95 	   Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio                      14.84%   	 14.02%      	 4.00%

Total Capital/Risk Weighted
  Assets Ratio 	                    16.09%   	 15.27%        8.00%

 Leverage Ratio 	                    8.10%  	   7.98%   	    3.00%

In January of 1996, the Company paid a $.06 per common share dividend previously declared in December of 1995. In February of 1996, the Company declared a $.07 per common share dividend paid in April of 1996. In May of 1996 the Company declared an additional dividend of $.07 per common share payable in July of 1996. As noted previously, shareholders' equity increased or decreased due to changes in the carrying value of investment securities classified as available-for-sale net of applicable income taxes. During the first six months of 1996, the Company recorded $417,000 in additional losses in the unrealized loss amount as compared to the December 31, 1995.

LIQUIDITY AND ASSET LIABILITY MANAGEMENT

The Company has identified approximately $65,000,000 in securities which it classified as Available-for-Sale under the provisions of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" which are carried in the statement of condition at net realizable value. In management's opinion, the combination of these investment securities, in conjunction with other liquid assets and arranged borrowing lines with financial institutions is adequate to meet all potential funding needs of the Company.

The Company recognizes the potential impact on earnings given changes in market interest rate conditions. This interest sensitivity is monitored closely by management. A schedule of the Company's interest sensitivity/GAP analysis follows:

INTEREST SENSITIVITY/GAP ANALYSIS
(in thousands)

June 30, 1996                     INTEREST RATE SENSITIVITY PERIOD
                     0-3 Months 	4-12 Months 	1-5 Years 	Over 5 Years 	 TOTAL
ASSETS:

  Loans              	$ 26,815    	$15,318    	$41,190    	 $29,656  	$112,979

  Investments 	         34,455     	25,902     	15,170    	     878    	76,405

  Other 	                2,722          	0          	0           	0     	2,722

Total assets         	$ 63,992    	$41,220  	  $56,360      $30,534  	$192,106

FUNDING SOURCES:

  Interest-bearing
   deposits 	         $110,420   	 $28,140   	 $20,103    	 $ 2,852 	 $161,515

  Short-term funds      	1,502          	0          	0           	0     	1,502

  Long-term debt 	           0          	0  	        0  	         0  	       0

Total funding
  sources  	          $111,922   	 $28,140   	 $20,103    	 $ 2,852   $163,017

REPRICING/MATURITY  GAP:

  Period 	            $(47,930)  	$ 13,080    	$36,257     	$27,682

  Cumulative 	        $(47,930)  	$(34,850)   	$ 1,407     	$29,089

  Period gap/
   total assets        	 (24.9%)     	 6.8%     	 18.9%      	 14.4%

  Cumulative gap/
   total assets        	 (24.9%) 	   (18.1%)       0.7%  	     15.1%

Amounts stated include only fixed and variable rate instruments in the balance sheet. Variable rate instruments are included in the next period in which they are subject to change in rate.
The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on May 14, 1996, five directors were elected to hold office until the next Annual Meeting and until their successors shall have been duly elected and qualified. The name of each nominee elected as a director and the number of votes cast for or withheld from voting for such nominee is set forth below:

            Nominee               Votes For     Votes Withheld

    	James J. Buquet, Jr.         1,367,614         9,148

     Jerome H. Mire               1,367,644         9,118

     Kamal Abdelnour              1,362,583        14,179

     Hilton J. Michel, Jr.        1,369,506         7,256

     Calvin J. Ortego             1,367,726         9,036

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

FIRST NATIONAL BANKSHARES, INC.
   (Registrant Company)


DATE:  August 14, 1996 	          BY   /s/ Jerome H. Mire
                                   	   JEROME H. MIRE
                                   	   CHIEF EXECUTIVE OFFICER AND
                                 	     PRESIDENT

DATE:  August 14, 1996	           BY   /s/ Russell Blanchard
                                       RUSSELL BLANCHARD
                                   	   CHIEF FINANCIAL OFFICER AND
                                 	     COMPTROLLER