Form 10-Q
period 1996-09-30
FIRST NATIONAL BANKSHARES INC/LA/
filed 1996-11-13
CIK 700694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1996

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 2-76198

FIRST NATIONAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

    Organized in Louisiana    	             72-0807084
(State or other jurisdiction 	            (I.R.S. Employer
     of incorporation or                 Identification No.)
        organization)

7910 Main Street, Houma, Louisiana  70360
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


FIRST NATIONAL BANKSHARES, INC.

FORM 10-Q

INDEX

Part I.  Financial Information:

	Item 1.  Financial Statements

		Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995

		Consolidated Statements of Income - Three and nine month periods ended
    September 30, 1996 and 1995

		Consolidated Statements of Cash Flows for nine months ended September 30,
 	  1996 and 1995

		Notes to Consolidated Financial Statements

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information:

	Item 4.  Submission of Matters to a Vote of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K

          Signatures


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                  	(Unaudited)
                                                     09-30-96 	 12-31-95*

ASSETS

Cash and due from financial institutions -
  Non Interest Bearing                             	 $  8,383  	 $ 10,484

Interest-bearing deposits with financial
  institution                                        	  3,200      11,055

Securities held-to-maturity (market value of
  $10,202 and $10,325 at September 30, 1996 and
  December 31, 1995, respectively) 	                   10,874   	  10,651

Securities available-for-sale at market value
  (amortized cost of $65,335 and $66,883 at
  September 30, 1996 and December 31, 1995,
  respectively) 	                                      64,349  	   66,615

Loans                                                	121,212    	109,976

 Less: Allowance for possible loan losses           	  (1,951) 	   (2,142)

Net Loans 	                                           119,261    	107,834

Premises and equipment 	                                5,195      	5,340

Other real estate and foreclosed assets, net 	            956        	992

Other assets 	                                          6,414   	   7,518

     TOTAL ASSETS                                   	$218,632   	$220,489

LIABILITIES

Deposits:

 Non interest-bearing deposits                      	$ 31,914   	$ 30,685

 Interest-bearing deposits 	                          160,481   	 170,155

Total deposits 	                                      192,395    	200,840

Federal funds purchased & securities sold
  under repurchase agreements 	                         1,947     	 1,497

Other short term borrowings                             5,000          	0

Accrued interest, taxes and other liabilities          	1,159      	1,028

Dividends payable 	                                       141   	     121

     TOTAL LIABILITIES                               	200,642    	203,486

SHAREHOLDERS' EQUITY

Common stock 	                                          5,044      	5,044

 Par value ................................$2.50

 Number of shares authorized .........10,000,000

 Number of shares outstanding ........ 2,017,600

Additional paid in capital 	                           16,454     	16,454

Accumulated deficit                                   	(2,069)    	(3,413)

Net unrealized losses on securities
  available-for-sale                                   (1,439) 	   (1,082)

     TOTAL SHAREHOLDERS' EQUITY 	                      17,990      17,003

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                          $218,632  	 $220,489

*The Balance Sheet at December 31, 1995 has been taken from the audited Balance Sheet at that date.

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                      	Three months ended  	Nine months ended
(In thousands, except per share data) 	09-30-96 	09-30-95  	09-30-96 	09-30-95

 INTEREST INCOME

  Interest on deposits with
    financial institutions 	            $   24    $   94  	  $  248  	 $  305

  Interest on securities:

    U.S. government securities            	703    	1,097     	2,545    	3,355

    Mortgage-backed securities 	           429       	86       	829      	275

    State and municipal securities 	        15       	15        	45       	44

    Other securities                       	10       	52        	74      	153

  Interest and fees on loans             2,576    	2,615     	7,547    	7,328

  Interest on funds sold               	     0   	     0    	    35   	    49

       Total interest income            	3,757    	3,959    	11,323   	11,509

 INTEREST EXPENSE

  Interest on deposits 	                 1,568  	  1,581    	 4,786   	 4,395

  Interest on funds purchased 	             23   	    20    	    54        51

  Interest on other short term
    borrowings 	                            29  	      0         29  	      0

       Total interest expense 	          1,620   	 1,601    	 4,869   	 4,446

          Net interest income          	 2,137   	 2,358    	 6,454   	 7,063

Provision for possible loan losses 	        75  	      0    	   100         0

  Net interest income after
    provision for possible loan losses 	  2,062  	  2,358   	 6,354   	 7,063

 NON-INTEREST INCOME

  Service charges on deposit accounts     	 290     	 255     	 802  	    749

  Other commissions and fees               	176       	95      	374      	246

  Other operating income                    	10       	15       	54       	99

  Securities gains (losses) 	                 0        	0        	4       	(3)

  Trust services income 	                   106   	    98   	   322   	   286

       Total non-interest income           	582      	463    	1,556    	1,377

 NON-INTEREST EXPENSE

  Salaries 	                                633      	886    	1,856    	2,346

  Employee benefits                        	152      	141      	441      	522

  Net occupancy expense 	                   177      	177      	523      	492

  Equipment expense 	                       151      	155      	454      	480

  Expense associated with OREO
    and problem loans                        12      	 (7)    	 125      	 76

  Other operating expense 	                 621    	  566   	 1,841   	 1,989

       Total non-interest expense         1,746   	 1,918   	 5,240     5,905

 Income before income taxes 	               898     	 903   	 2,670   	 2,535

Income taxes 	                              298  	    304   	   902   	   852

Net income 	                             $  600   	$  599   	$1,768   	$1,683

Per share data (based on the weighted
 average shares outstanding,
 2,017,600, during the periods:)

     Net income 	                          $.30     	$.30     	$.88     	$.83

     Cash dividends declared 	             $.07    	 $.05    	 $.21    	 $.10

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                         	Nine months ended
                                                            September 30,
(In Thousands)                                       	     1996 	     1995

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                             $  1,768  	$  1,683

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, amortization and accretion 	                  448       	277

  Provision for loan losses                                  	100         	0

  Provision for losses on other real estate 	                   0        	 1

  Deferred income taxes                                      	843       	822

  Realized (gains) losses on securities                       	(4)       	 3

  (Gains) losses on sale of property                           	3    	  (128)

  (Increase) decrease in accrued interest receivable        	(415)      	200

  Increase in accrued interest payable 	                       28       	121

  (Increase) decrease in other assets                        	811   	 (1,448)

  Increase in other liabilities                              	150      	 272

NET CASH PROVIDED BY OPERATING ACTIVITIES                  	3,732     	1,803

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of securities available-for-sale     37,065        	 0

  Proceeds from maturities and calls of securities -

    Held-to-maturity 	                                          0    	 2,937

    Available-for-sale                                    	17,656  	   8,426

  Purchase of securities -

    Available-for-sale                                   	(53,236)  	(17,029)

  Loans purchased 	                                        (2,547)        	0

  Loans sold                                                1,005         	0

  Net increase in loans                                  	(10,307)  	(15,581)

  Proceeds from sale of premises, equipment &
    foreclosed property 	                                     354      	 376

  Purchases of premises and equipment                       	(279)     	(122)

NET CASH (USED) INVESTING ACTIVITIES 	                    (10,289)	  (20,993)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in non-interest bearing deposits             1,229     	1,665

  Net decrease in interest bearing deposits
    other than certificates of deposits 	                 (11,260)  	 (2,629)

  Increase in certificates of deposits                     	1,586   	 11,468

  Increase (decrease) in short-term borrowings              5,450    	(1,733)

  Dividends paid                                            	(404)     	(303)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES          	(3,399)     8,468

NET (DECREASE) IN CASH AND CASH EQUIVALENTS               	(9,956) 	 (10,722)

Cash and cash equivalents at beginning of period          	21,539    	22,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD             	 $ 11,583   $  8,750

CASH INTEREST EXPENSE PAID 	                             $  4,840   $  4,325

The accompanying notes are an integral part of these statements.


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

September 30, 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: First National Bankshares, Inc. (the Company) is a bank holding company whose principal subsidiary is the First National Bank of Houma (First National). The Company and First National have entered into an Agreement and Plan of Merger with Whitney Holding Corporation and Whitney National Bank (collectively, "the Whitney") dated October 11, 1996 (the "Merger Agreement") pursuant to which both the Company and First National have agreed, upon the terms and subject to the conditions set forth in the Merger Agreement, to be acquired by the Whitney.

NOTE 2: The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the 1995 Annual Report on Form 10-K of First National Bankshares, Inc.

	In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

	The foregoing nine months interim results of 1996 are not necessarily indicative of the results of operations expected for the full year 1996.


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

	The Company and First National have entered into an Agreement and Plan of Merger with Whitney Holding Corporation ("Whitney Holding") and Whitney National Bank (collectively, "the
Whitney") dated October 11, 1996 (the "Merger Agreement") pursuant to which both the Company and First National have agreed, upon the terms and subject to the conditions set forth in the Merger Agreement, to be acquired by the Whitney (the "Merger"). The value of the transaction is $41 million. In the Merger, each share of Common Stock, par value $2.50 per share, of the Company outstanding immediately prior to the effective time of the Merger will be converted into approximately $20.32 per share in Whitney Holding common stock, subject to certain adjustments. Whitney Holding common stock is quoted on the NASDAQ-NMS, and the corporation is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission. The Merger is subject to numerous conditions precedent, including without limitation approval of the Company shareholders, and the Merger Agreement may be terminated under certain circumstances. Although the Company's Board of Directors is expected to recommend that the Company shareholders approve the Merger, there can be no assurance the Merger will be approved or consummated. A special meeting of the shareholders of the Company to vote upon the Merger is expected to be scheduled for the first quarter of 1997
(the "Special Meeting"), and attention is directed to the Proxy Statement - Prospectus that is expected to be filed with the Securities and Exchange Commission and delivered to the Company shareholders in advance of the Special Meeting for a complete description of the Merger, the Merger Agreement, the Special
Meeting, and other matters related thereto.

	The following discussion and analysis of operations for the nine month period and quarter ending September 30, 1996 highlight the changes in financial position and results of operations of the Company. The financial position and results of operations for the periods indicated were primarily attributable to the Bank which comprises the substantial majority of the assets and liabilities of the Company.
Management's discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report.

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

RESULTS OF OPERATIONS

Net Interest Income

	The Company's primary source of revenue is net interest income which is the difference between interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income after provision for possible loan losses was $6,354,000 in the first nine months of 1996, a 10.0 percent decrease over the same period in 1995. For the three month period ended September 30, 1996, net interest income after the provision for possible loan losses was $2,062,000, a 12.6 percent decrease over the same period in 1995. Net interest income was affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities referred to as "volume change." It was also affected by changes in yields on interest-earning assets and rates paid on interest-bearing deposits and short-term borrowings referred to as "rate change." The decline in net interest income for both the three and nine month period ended September 30, 1996 from the net interest income of the same periods in 1995 was mainly attributable to increased competition for the Bank's market from larger financial and nonfinancial institutions.

Noninterest Income and Noninterest Expense

	Noninterest income increased $179,000 or 13.0 percent in the first nine months of 1996 and $119,000 or 25.7 percent in the third quarter of 1996 as compared to the same periods in 1995.
These increases reflect increased service charges on deposit accounts, fees for trust services, commissions, exchange and other fees.

	Noninterest expense decreased $665,000 or 11.3 percent and $172,000 or 9.0 percent in the first nine months and third quarter, respectively, when compared to the same periods in 1995. The decrease was primarily attributable to a reduction in personnel costs, the result of an organizational restructuring process started in 1995, increased deferred personnel and other costs associated with the lending process, and a reduction in Federal Deposit Insurance Corporation (FDIC) insurance premiums, a result of a decision by the FDIC in 1995 to reduce premiums for all well capitalized insured financial institutions.

Net Income

	Consolidated income before income taxes of $2,670,000 for the first nine months of 1996 increased $135,000, or 5.3 percent as compared to the same period in 1995 and decreased $5,000 or 0.6 percent to $898,000 for the third quarter as compared to the same period in 1995. Consolidated net income increased $85,000 or 5.1 percent to $1,768,000 for the same nine month period and $1,000 or 0.2 percent to $600,000 for the three month period, respectively.

	The total provision for income taxes for the nine month period ended September 30, 1996 was $902,000 as compared to $852,000 for the nine month period ended September 30, 1995 and remained relatively constant as a percent of income before income taxes.

BALANCE SHEET ANALYSIS

Loan Portfolio

	The Company offers a wide variety of lending products to both commercial and consumer customers located within its target market. The Company also purchases loans from other financial institutions both within and outside of the target market area to enhance earning-asset yields and diversify the total loan portfolio. Interest rates charged for loans made by the Company vary with the degree of risk, the size and maturity of loans, the borrower's depository relationships with the Company and prevailing market interest rates. During the first nine months of 1996, loans increased $11,236,000 or 10.2 percent from year-end 1995.

Credit Risk Management and Asset Quality

	Nonperforming assets decreased $1,238,000 or 26.4 percent to $3,447,000 at September 30, 1996 as compared to December 31,
1995. The decrease was primarily attributable to reimbursement by a U.S. Government agency of their guaranteed portion of these loans. Shown below is a schedule of the Company's nonperforming assets (in thousands):

                                           	09-30-96   	12-31-95

Loans:

  90 days or more past due, but still
    accruing interest 	                      $  347    	 $   66

  Renegotiated loans still accruing 	           428        	479

  Nonaccruing 	                               1,716      	3,148

Total nonperforming loans 	                   2,491      	3,693

Other real estate and foreclosed
  property (net of reserves)                    956       	 992

Total nonperforming assets                  	$3,447     	$4,685

	In addition to the nonperforming loans, the Company has identified certain loans which, although currently performing, have credit weaknesses such that doubt exists as to the borrower's future ability to comply with existing terms and conditions. At September 30, 1996 these loans totaled approximately $605,000. This represents an increase of $169,000 or 38.8 percent from the $436,000 balance on December 31, 1995.

Allowance for Possible Loan Losses

	Based on information available at September 30, 1996, management believes the allowance for possible loan losses of $1,951,000, which comprised 1.6 percent of total loans, is adequate as an allowance against possible future loan losses. At September 30, 1996, the allowance for possible loan losses decreased $191,000 from the $2,142,000 recorded at December 31, 1995. This decrease was, in part, due to the net charge off of $219,000 of loans deemed uncollectible.

	During the third quarter of 1996, the Company recorded a $75,000 provision for possible loan losses. The provision was deemed appropriate by management due to the increasing volume of loans recorded by the Bank. The amount of provision for possible loan losses is dependent on a variety of factors, including size of the loan portfolio, actual or expected loan losses and recoveries of prior losses.

Investment Securities

	At September 30, 1996, investment securities totaled $75,223,000, a $2,043,000 or 2.6 percent decrease over the $77,266,000 recorded at December 31, 1995. Securities classified available-for-sale decreased $2,266,000 or 3.4 percent while securities classified as held-to-maturity showed no significant change in carrying value. The decrease in securities primarily resulted from increased demand for liquidity to fund loan growth. Available-for-sale securities are recorded at market value with variances between market value and amortized cost recognized as an adjustment to shareholders' equity on an after-tax basis. Held-to-maturity securities are recorded at book value. However, due to the transfer of securities between available-for-sale and held-to-maturity which occurred in 1994, certain unrealized losses (net of applicable income taxes) attributable to the held-to-maturity portfolio have been recorded in shareholders' equity as well. Net unrealized losses in securities at September 30, 1996 increased $357,000 as compared to December 31, 1995.

Deposits

	The Company primarily attracts deposits from local businesses and professionals, or governmental bodies, and through retail certificates of deposit, savings and checking accounts.
Maintaining steady and growing levels of deposits is an important objective to the Company as part of an overall management program to obtain funding sources for earning assets and maintain adequate levels of liquidity. The Company did not have any brokered accounts during the first three quarters of 1996 and 1995. The Company has no foreign deposits.

	Total deposits decreased $8,445,000 or 4.2 percent to $192,395,000 as of September 30, 1996, from $200,840,000 at
December 31, 1995. Non interest bearing deposits increased $1,229,000, or 4.0 percent, as of September 30, 1996 from year-end 1995. Interest bearing deposits declined $9,674,000 or
5.7 percent for the same period. These expected decreases were primarily the result of lower public fund deposits following the year-end 1995 property tax collections which were distributed shortly thereafter to various government agencies in early January 1996 and seasonal fluctuations in each deposit category.

Capital

	Shareholders' equity increased $987,000 to $17,990,000 at September 30, 1996 from December 31, 1995, due to earnings for the period of $1,768,000 less $424,000 in dividends declared and a $357,000 adjustment due to the after income tax effects of unrealized losses on investment securities.

	The Company and First National are subject to the regulatory risk-based capital guidelines. The applicable risk-based capital ratios are as follows:

                                                           Regulatory
 First National Bankshares, Inc.   	 09-30-96 	 12-31-95    Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio                        14.27%   	 14.14%    	 4.00%

Total Capital/Risk Weighted
  Assets Ratio                      	 15.52%   	 15.39%      8.00%

 Leverage Ratio 	                      8.48%   	  8.04%   	  3.00%

                                                           Regulatory
 First National Bank of Houma 	      09-30-96 	 12-31-95 	  Minimums

Tier 1 Capital/Risk Weighted
  Assets Ratio                        14.17%   	 14.02%      4.00%

Total Capital/Risk Weighted
  Assets Ratio                      	 15.42%   	 15.27%      8.00%

 Leverage Ratio                     	  8.42%  	   7.98%   	  3.00%

	In January of 1996, the Company paid a $.06 per common share dividend previously declared in December of 1995. In February of 1996, the Company declared a $.07 per common share dividend paid in April of 1996. In May of 1996 the Company declared an additional dividend of $.07 per common share payable in July of 1996. In August of 1996, the Company declared a dividend of $.07 per common share payable in October of 1996.

LIQUIDITY AND ASSET LIABILITY MANAGEMENT

	The Company has identified approximately $64,000,000 in securities which it classified as Available-for-Sale under the provisions of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" which are carried in the consolidated balance sheets at net realizable value. In management's opinion, the combination of these investment securities, in conjunction with other liquid assets and arranged borrowing lines with financial institutions, is adequate to meet all potential funding needs of the Company. At September 30, 1996, the Bank borrowed $5,000,000 in partially secured short term funds from the Federal Home Loan Bank to meet these temporary needs.

	The Company recognizes the potential impact on earnings given changes in market interest rate conditions. This interest sensitivity is monitored closely by management. A schedule of the Company's interest sensitivity/GAP analysis follows:

INTEREST SENSITIVITY/GAP ANALYSIS
(in thousands)

September 30, 1996                	INTEREST RATE SENSITIVITY PERIOD

                           	0-3       4-12       1-5       Over
                           Months 	  Months 	   Years   	 5 Years 	    TOTAL

ASSETS:

  Loans                  $ 22,261  	$  6,727  	$51,387   	$40,837   	$121,212

  Investments 	            34,918    	22,217    	8,681     	9,407     	75,223

  Other 	                   3,200         	0        	0         	0      	3,200

Total assets            	$ 60,379  	$ 28,944  	$60,068   	$50,244   	$199,635

FUNDING SOURCES:

  Interest-bearing
    deposits 	           $ 98,879 	 $ 37,282 	 $21,980  	 $ 2,340  	 $160,481

  Short-term funds 	        6,947         	0        	0         	0      	6,947

Total funding sources  	 $105,826   $ 37,282   $21,980 	  $ 2,340 	  $167,428

REPRICING/MATURITY GAP:

  Period               	 $(45,447) 	$ (8,338) 	$ 38,088  	$47,904

  Cumulative 	           $(45,447) 	$(53,785) 	$(15,697) 	$32,207

  Period gap/
   total assets          	 (22.8%)   	 (4.2%) 	    19.1%    24.0%

  Cumulative gap/
   total assets          	 (22.8%)  	 (26.9%) 	    (7.9%)   16.1%

Amounts stated include both fixed and variable rate instruments in the balance sheet. Variable rate instruments are included in the next period in which they are subject to change in rate.
The principal portion of scheduled payments on fixed rate instruments are included in the periods in which they become due or mature.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	NONE


FIRST NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST NATIONAL BANKSHARES, INC.
     (Registrant Company)


DATE:  November 13, 1996 	             BY   /s/ Jerome H. Mire
                                            	   JEROME H. MIRE
                                      	   CHIEF EXECUTIVE OFFICER AND
                                            	     PRESIDENT


DATE:  November 13, 1996	              BY   /s/ James K. Kendrick
                                            	   JAMES K. KENDRICK
                                          CHIEF FINANCIAL OFFICER AND
                                                  COMPTROLLER